Form 10-Q
period 2006-03-31
International Coal Group, Inc.
filed 2006-05-12
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32679

International Coal Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2641185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 Ashland Drive Ashland, Kentucky	41101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(606) 920-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2006 — 152,685,268.

PART I

Item 1. Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,203	$9,187
Accounts receivable	65,046	64,841
Inventories, net	32,944	20,667
Deferred income taxes	6,268	4,923
Prepaid insurance	6,810	7,055
Prepaid expenses and other	17,294	14,454

Total current assets	148,565	121,127
PROPERY, PLANT AND EQUIPMENT, net	603,979	571,484
DEBT ISSUANCE COSTS, net	6,232	6,523
ADVANCE ROYALTIES	10,021	9,344
GOODWILL	342,972	340,736
OTHER NON-CURRENT ASSETS	6,600	6,949

Total assets	$1,118,369	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,496	$52,230
Short-term debt	6,692	4,113
Current portion of long-term debt and capital leases	1,484	1,646
Current portion of reclamation and mine closure costs	4,697	4,697
Current portion of employee benefits	1,524	1,524
Accrued expenses and other	51,799	43,444

Total current liabilities	135,692	107,654

LONG-TERM DEBT AND CAPITAL LEASES	83,475	43,816
RECLAMATION AND MINE CLOSURE COSTS	79,886	79,655
LONG-TERM EMPLOYEE BENEFITS	34,714	33,297
DEFERRED INCOME TAXES	44,089	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	71,203	72,376
OTHER NON-CURRENT LIABILITIES	8,241	9,257

Total liabilities	457,300	389,253

MINORITY INTERESTS	926	1,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,686,868 and 152,321,908 shares issued and outstanding, respectively	1,527	1,523
Additional paid-in capital	629,369	632,897
Unearned compensation-restricted stock	—	(4,622)
Retained earnings	29,247	36,074

Total stockholders’ equity	660,143	665,872

Total liabilities and stockholders’ equity	$1,118,369	$1,056,163

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
REVENUES:
Coal sales revenues	$203,336	$144,197
Freight and handling revenues	4,597	2,499
Other revenues	4,255	6,536

Total revenues	212,188	153,232

COSTS AND EXPENSES:
Cost of coal sales and other revenues (exclusive of items shown separately below)	189,200	117,185
Freight and handling costs	4,597	2,499
Depreciation, depletion and amortization	17,096	8,522
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	9,993	4,935
Gain on sale of assets	(771)	—

Total costs and expenses	220,115	133,141

Income (loss) from operations	(7,927)	20,091

INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(2,055)	(3,076)
Other, net	1,406	568

Total interest and other income (expense)	(649)	(2,508)

Income (loss) before income taxes and minority interest	(8,576)	17,583
INCOME TAX (EXPENSE) BENEFIT	2,275	(6,726)

Income (loss) before minority interest	(6,301)	10,857
MINORITY INTEREST	112	—

Net income (loss)	$(6,189)	$10,857

Earnings per share:
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.10
Weighted average common shares outstanding:
Basic	151,879,547	106,613,638
Diluted	151,879,547	106,613,638

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,189)	$10,857
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	17,096	8,522
Amortization of deferred finance costs included in interest expense	429	271
Minority interest	(112)	—
Compensation expense on restricted stock and options	1,098	—
Gain on sale of assets, net	(771)	—
Deferred income taxes	(54)	1,759
Changes in operating assets and liabilities:
Accounts receivable	(205)	(10,143)
Inventories	(13,316)	(2,873)
Prepaid expenses and other	(2,595)	2,625
Other non-current assets	(2,638)	365
Accounts payable	10,268	2,816
Accrued expenses and other	8,355	1,804
Accrued income tax	—	2,935
Reclamation and mine closure costs	831	(136)
Other liabilities	401	710

Net cash from operating activities	12,598	19,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	2,718	—
Additions to property, plant and equipment and mine development	(41,199)	(14,820)
Cash paid related to acquisitions, net	(251)	—
Withdrawals (deposits) of restricted cash	232	(1,374)

Net cash from investing activities	(38,500)	(16,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(2,441)	(1,598)
Borrowings on long-term debt	40,000	—
Repayments on long-term debt and capital leases	(503)	(713)
Debt issuance costs	(138)	—

Net cash from financing activities	36,918	(2,311)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,016	1,007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,187	23,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,203	$24,974

Supplemental information:
Cash paid for interest (net of amount capitalized)	$1,048	$2,778

Cash paid for income taxes	$—	$2,033

Supplemental disclosure of non-cash items:
Purchases of property, plant and equipment through accounts payable	$7,001	$3,699

Purchases of property, plant and equipment through short-term debt	$5,020	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and include the accounts of International Coal Group, Inc. and subsidiaries (the “Company”) and its controlled affiliates. Significant intercompany transactions, profits and balances have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

The accompanying condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 include the assets, liabilities and results of operations of Anker Coal Group, Inc. and CoalQuest Development LLC, which the Company acquired on November 18, 2005.

(2) Changes in Significant Accounting Policies

Inventories—Effective January 1, 2006, the Company adopted The Emerging Issues Task Force (“EITF”) Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”). This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced during the period the stripping costs are incurred. The EITF further clarified that “inventory produced” is intended to mean “inventory extracted.” Historically, the coal industry has considered coal uncovered at a surface mining operation but not yet extracted to be coal inventory (pit inventory). As a result, the adoption of EITF Issue 04-6 caused a write off of pit inventory which resulted in a decrease of $638 in the Company’s retained earnings, net of tax, as of January 1, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs an amendment of ARB no. 43, Chapter 4, (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (“SFAS No. 123(R)”), using the modified prospective application, to account for stock based awards issued under its equity and performance incentive plan. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. This statement establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Adoption of this statement did not have a material impact on the Company’s consolidated position or results of operations. Prior to January 1, 2006, the Company applied the provisions of APB No. 25, to account for stock based awards issued under its equity and performance incentive plan. Adoption of this statement resulted in additional compensation expense related to stock option awards, which increased the loss before income taxes and minority interest by $341, net loss by $249 and had no impact on basic and diluted earnings per share, for the three month period ending March 31, 2006 (See Note 9).

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

If compensation expense for the three months ending March 31, 2005 associated with the Company’s stock based awards was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

Three months ended March 31, 2005
Net income, as reported	$10,857
Add back expense related to stock awards included in net income, net of income taxes	—
Deduct effect of stock-based employee compensation determined under fair-value based method, net of tax effects:	(941)

Pro-forma net income	$9,916

Earnings per share:
As reported-Basic and diluted	$0.10
Pro-forma-Basic and diluted	$0.09

The Black-Scholes option pricing model was used to calculate the estimated fair value of options at the date of grant using the following assumptions: expected life of 5 years, expected volatility of 41 percent, risk-free interest rate of 4.3 percent, no payment of dividends or forfeitures of options during the term of the options.

Coal Supply Agreements—Purchase price allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above or below-market contract price and the then prevailing market price. The net book value of the Company’s above-market coal supply agreement was $3,959 and $4,051 at March 31, 2006 and December 31, 2005, respectively. This amount is recorded in other assets in the accompanying consolidated balance sheets. The net book value of the below-market coal supply agreements was $71,203 and $72,376 at March 31, 2006 and December 31, 2005, respectively. Amortization expense on all above-market coal supply agreements was $92 for the three months ended March 31, 2006. Amortization income on the below-market coal supply agreements was $1,173 for the three months ended March 31, 2006. There were no above or below-market coal supply agreements at March 31, 2005, nor any amortization for the three months ended March 31, 2005. Based on expected shipments related to these contracts, the Company currently expects to record annual amortization expense on the above-market coal supply agreements and annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

	Above- market contract	Below- market contracts
2006, including first quarter amortization above	$368	$15,651
2007	368	20,759
2008	368	3,386
2009	368	3,386
2010	368	3,386

Amortization income on below market coal supply agreements was lower than expected primarily due to the interruption of shipments on a below market contract assigned to the Sago mine.

(3) Acquisitions

On November 18, 2005, the Company consummated a business combination with each of Anker Coal Group, Inc. (“Anker”) and CoalQuest Development, LLC (“CoalQuest”) pursuant to which each of Anker and CoalQuest became the Company’s wholly owned subsidiaries. The results of operations of Anker and CoalQuest are included in the consolidated results of operations of the Company for the three months ended March 31, 2006. The following unaudited pro forma data for the three months ended March 31, 2005 reflect the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2005. The unaudited pro forma information incorporates the accounting for the acquisition, including but not limited to, the application of purchase accounting for coal supply agreements and mineral reserves, employee benefit liabilities and property plant and equipment. The unaudited pro forma information may not be indicative of actual results.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

March 31, 2005
Revenues	$195,096
Net income	$12,674

Earnings Per Share:
Basic	$0.10
Diluted	$0.10
Weighted average shares outstanding:
Basic	130,704,547
Diluted	130,704,547

(4) Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw coal	$20,421	$9,960
Parts and supplies	13,028	11,018
Reserve for obsolescence, parts and supplies	(505)	(311)

Total inventories	$32,944	$20,667

(5) Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows:

Balance at December 31, 2005	$340,736
Adjustments to purchase price allocation of Horizon	(562)
Bonding royalty	972
Anker/CoalQuest acquisition	1,826

Balance at March 31, 2006	$342,972

The adjustments to finalize the purchase price allocation of Horizon were due to a refund of legal fees held in escrow and the adjustments for the Anker/CoalQuest acquisition were due to the excess of actual expenses related to the acquisition of the assets of Anker and CoalQuest over management’s original estimate to balance sheet accounts for items that were not available at the time of acquisition. The Company has not yet finalized the purchase price allocation associated with the Anker/CoalQuest acquisition. Therefore, the Company expects adjustments, which could be material, to its purchase price allocation between tangible and intangible assets, including goodwill.

(6) Long-term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

	March 31, 2006	December 31, 2005
Term notes, due 2010	$19,563	$19,563
Revolving credit facility, due 2009	61,280	21,280
Equipment notes	4,032	4,453
Capital leases	84	166

Total	84,959	45,462
Less-current portion	(1,484)	(1,646)

Long-term debt and capital leases	$83,475	$43,816

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

Credit facility—On March 21, 2006, the Company increased its revolving credit facility by $100,000 as permitted by a previous amendment to the agreement. As amended, the credit facility provides for a revolving credit facility of up to $210,000 with a letter of credit sub-limit of up to $75,000. As of March 31, 2006, the Company had letters of credit totaling $49,925 outstanding and borrowings of $61,280 under the revolving credit facility, leaving $98,795 available for borrowing on the revolving credit facility. The interest rate on both the term loan and revolving credit facility bear interest at a variable rate based upon either the prime rate or a London Interbank Offered Rate (LIBOR), in each case, plus a spread that is dependent on our leverage ratio. The interest rate applicable to our borrowings under the term loan was 7.41% as of March 31, 2006. The Company is in compliance with its covenants under the credit facility as of March 31, 2006.

(7) Income Taxes

The change in the effective income tax rate to 27% for the three months ended March 31, 2006 from 38% for the three months ended March 31, 2005 was primarily the result of favorable tax deductions for depletion of mineral rights.

(8) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months Ended March 31,
	2006	2005
Service cost	$324	$226
Interest cost	167	117
Amortization of net (gain) or loss	14	—

Net periodic benefit cost	$505	$343

The plan is unfunded, therefore, no contributions were made by the company for the three month periods ended March 31, 2006 and 2005.

(9) Employee Stock Awards

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the grant of share options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 8,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10 year contractual terms. The option and restricted stock awards generally vest 25% in the year of grant and 25% in equal annual installments over the following three years. The Company recognizes expense related to the awards on a straight line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

On February 21, 2006, the Company granted stock options and restricted stock awards to certain employees of the Company under the Plan. Stock options were granted to purchase 547,440 shares of common stock at an exercise price of $9.51 per share with a fair value of $2,481. Restricted stock awards of 364,960 shares were granted with a fair value of $3,471. The stock option and restricted stock awards vest 25% on June 30, 2006 and 25% in equal annual installments on June 30, 2007, 2008 and 2009. The Black-Scholes option pricing model was used to calculate the estimated fair value of the options at the date of grant using the following assumptions: expected lives of 5 years, expected volatility of 48.1% and risk-free interest rate of 4.6%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 1.0%. Due to the Company’s limited history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The forfeiture rate was determined based on the Company’s employee turnover rate over the previous year.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

A summary of the Company’s outstanding option grants as of March 31, 2006, and changes during the three months then ended is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	644,052	$10.99
Granted	547,440	9.51
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	1,191,492	$10.31	9.4	$(676)

Exercisable at March 31, 2006	240,776	$10.98	9.0	$(298)

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2006 and 2005 was $4.53 and $6.27, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	450,000	$13.48
Granted	364,960	9.51
Vested	(68,750)	13.00
Forfeited	—	—

Nonvested at March 31, 2006	746,210	$11.58

The weighted-average grant-date fair value of restricted stock granted during the three month period ended March 31, 2006 was $9.51. The total fair value of restricted stock vested during the three month period ended March 31, 2006 was $894.

As of March 31, 2006, there was $11,401 of total unrecognized compensation cost related to non-vested stock-based awards, that is expected to be recognized over a weighted-average period of 2.7 years.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

(10) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

	March 31, 2006	March 31, 2005
Net income (loss)	$(6,189)	$10,857

Average common shares outstanding-Basic	151,879,547	106,613,638
Incremental shares arising from stock options	—	—
Incremental shares arising from restricted shares	—	—

Average common shares outstanding-Diluted	151,879,547	106,613,638

Earnings Per Share:
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.10

Options to purchase common stock and restricted common stock of 1,937,702 and 525,302 were not included in the computation of earnings per share for the three month period ended March 31, 2006 and 2005, respectively, because to do so would have been antidilutive.

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $92,770 as of March 31, 2006 to secure reclamation and other performance commitments. In addition, as of March 31, 2006, the Company also has bank letters of credit outstanding of $49,925 under the revolving credit facility.

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

On January 2, 2006, an explosion occurred at the Company’s Sago mine in Tallmansville, West Virginia. The Sago mine is operated by the Company’s subsidiary Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The explosion tragically resulted in twelve fatalities and the critical injury of another miner. The Company is fully cooperating with the state and federal investigations into the cause of the explosion. On March 14, 2006 the Company announced its initial findings from the investigation, including that the explosion was ignited by lightning and fueled by methane that naturally accumulated in an abandoned area of the mine that had been recently sealed. The precise route by which the lightning electrical charge traveled from a surface strike location to the sealed area remains under investigation, and the seals, constructed of Omega block under a plan approved by federal authorities and designed to withstand forces of 20 pounds per square inch, were essentially obliterated by the explosion. The Company will continue with data review and testing to verify the findings. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports. The Company resumed operations at the Sago mine on March 15, 2006, a week after federal and state safety officials provided approval.

For the three months ended March 31, 2006, the Company gave gifts totaling $2,000 to the families of the miners involved in the explosion in order to provide financial support.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

(12) Related Party Transactions and Balances

Under an Advisory Services Agreement, dated as of October 1, 2004 between the Company and WL Ross & Co. LLC, (“WLR”), WLR has agreed to provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to the business and operation of the Company of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services which the Board of Directors reasonably requests). WLR is paid a quarterly fee of $500 and reimbursed for any reasonable out of pocket expenses (including expenses of third-party advisors retained by WLR). The agreement is for a period of seven years; however, it may be terminated upon the occurrence of certain events. Although no payments were made under this agreement for the three months ended March 31, 2006 the Company has accrued the liability.

On October 1, 2004, ICG entered into an agreement with Insuratex, LTD, a wholly owned subsidiary of funds controlled by WLR, to administer and pay workers’ compensation claims incurred by ICG. ICG paid an initial $2,500 premium to fund such claims and continued to pay monthly installments of $208 until a total premium of $5,000 was paid by ICG. This agreement was cancelled on September 30, 2005 and after deducting for actual claims paid, ICG received a refund of $4,295.

(13) Segment Information

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

The difference between segment assets and consolidated assets in the following table is the elimination of intercompany transactions including inter-segment revenues and investment in subsidiaries reflected in the elimination category. Operating segment results for the three months ended March 31, 2006 and segment assets as of March 31, 2006 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$124,886	$22,234	$14,989	$52,613	$(2,534)	$212,188
EBITDA	23,119	(14,722)	1,610	568	—	10,575
Depreciation, depletion, and amortization	9,301	3,545	1,687	2,563	—	17,096
Capital expenditures	20,961	25,167	1,491	5,601	—	53,220

Total assets	405,040	118,152	36,015	2,144,627	(1,585,465)	1,118,369
Goodwill	160,923	—	—	182,049	—	342,972

Revenue in the Ancillary category consists primarily of $46,011 relating to the Company’s brokered coal sales and $5,756 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $12,021. At March 31, 2006, the preliminary allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $153,503. This amount has been preliminarily included in the Ancillary segment above. The Company expects adjustments, which could be material, to its purchase price allocation between tangible and intangible assets, including goodwill. As a result, it is not practical to complete its assignment of its goodwill to its reporting units as required by SFAS No. 142 as of March 31, 2006.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

(Dollars in thousands, except per share amounts)

Prior to the acquisition of Anker and CoalQuest, the Company had two reportable business segments: Central Appalachia and Illinois Basin. Operating segment results for the three months ended March 31, 2005 and segment assets as of March 31, 2005 were as follows:

	Central Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenues	$105,874	$14,096	$33,514	$(252)	$153,232
EBITDA	24,419	935	3,827	—	29,181
Depreciation, depletion, and amortization	5,063	1,021	2,438	—	8,522
Capital expenditures	17,344	874	301	—	18,519

Total assets	325,224	28,318	545,545	(418,738)	480,349
Goodwill	155,949	—	27,998	—	183,947

Revenue in the Ancillary category consists primarily of $26,753 relating to the Company’s brokered coal sales and $5,721 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $3,699.

Reconciliation of net income to EBITDA is as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(6,189)	$10,857
Depreciation, depletion and amortization	17,096	8,522
Interest expense, net	2,055	3,076
Income tax expense (benefit)	(2,275)	6,726
Minority interest	(112)	—

EBITDA	$10,575	$29,181

EBITDA represents net income before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interests. EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

(14) Subsequent Event

On April 8, 2006, the Company suffered a fire at its Viper Mine near Elkhart, Illinois, that idled the mine and forced replacement of its high angle conveyor belt. Repairs have been completed and the Company resumed production on May 8, 2006. Force Majeure notices were issued to affected customers, but coal continued to be shipped from existing inventory through May 2, 2006. No one was injured in the incident. The Company is still assessing the financial impact of this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the ongoing integration of Anker and CoalQuest into our business;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements;

•	the impairment of the value of our goodwill;

•	the ongoing investigation into the Sago mine explosion;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

        You should keep in mind that any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward–looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (“SEC”) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, as well as in the “Risks Relating to Our Business” section of Item 1A of our 2005 Annual Report on Form 10–K.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

ICG’s results of operations include Anker and CoalQuest in the first quarter of 2006 compared to only the ICG companies in the first quarter of 2005.

Actual three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues – The following table depicts revenues for the three month periods ended March 31, 2006 and 2005 for the indicated categories:

	Three months Ended March 31,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal sales revenues	$203,336	$144,197	$59,139	41%
Freight and handling revenues	4,597	2,499	2,098	84%
Other revenues	4,255	6,536	(2,281)	(35)%

Total revenues	$212,188	$153,232	$58,956	38%

Tons sold	4,699	3,554	1,145	32%
Coal sales revenue per ton	$43.27	$40.57	$2.70	7%

Coal sales revenues – Coal sales revenue increased $59.1 million for the three months ended March 31, 2006, or 41%, as compared to the same period in 2005. This increase was due to a $2.70 per ton increase in the average sales price of our coal and an increase in tons sold of 32% over the comparable period in 2005. The increase in the average sales price of our coal was due to a general increase in coal prices during the period. Our tons sold in 2006 increased by 1.1 million, or 32%, to 4.7 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 1.0 million additional tons over the comparable period in the prior year.

Freight and handling revenues – Freight and handling revenues increased $2.1 million to $4.6 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues – Other revenues decreased for the three months ended March 31, 2006 by $2.3 million, or 35%, to $4.3 million, as compared to the same period in 2005. The decrease was primarily due to lower other revenue of $2.4 million derived from our highwall mining activities and shop services both performed by our subsidiary, ICG ADDCAR. This decrease was partially offset by $0.1 million in other coal handling revenue.

Cost and expenses – The following table reflects cost of operations for the three month periods ended March 31, 2006 and 2005:

	Three months ended March 31.		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales and other revenues (exclusive of depreciation, depletion and amortization)	$189,200	$117,185	$72,015	61%
Cost of coal sales and other revenues as % of revenues	89%	76%
Freight and handling costs	4,597	2,499	2,098	84%
Freight and handling costs as a % of revenues	2%	2%
Depreciation, depletion and amortization	17,096	8,522	8,574	101%
Depreciation, depletion and amortization as % of revenues	8%	6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	9,993	4,935	5,058	102%
Selling, general and administrative expenses as % of revenues	5%	3%
Gain on sale of assets	(771)	—	(771)		*

Total costs and expenses	$220,115	$133,141	$86,974	65%

Total costs and expenses as % of revenues	104%	87%
Total costs and expenses per tons sold (1)	$46.84	$37.46	$9.38	25%

*	Not meaningful
(1)	Included in total costs and expenses per tons sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.74 and $2.48 per ton for the three months ended March 31, 2006 and 2005, respectively.

Cost of coal sales and other revenues – For the three months ended March 31, 2006 our cost of coal sales increased $72.0 million, or 61.0%, to $189.2 million compared to $117.2 million for the three months ended March 31, 2005. The increase in cost of coal sales is primarily a result of our acquisitions of Anker and CoalQuest which resulted in an increase in cost of coal sales of approximately $49.9 million. Other factors impacting cost of coal sales and other revenues were increases in prices for steel-related mine supplies, increasing costs for roof control supplies of $0.8 million, escalating diesel fuel and lube costs of $4.7 million, increasing costs for repairs and maintenance of $2.5 million, increased blasting supplies costs of $1.8 million, increased contract labor costs of $1.0 million and increasing purchase coal costs of $3.5 million. Variable sales-related costs such as royalties and severance taxes increased $3.3 million due to increased sales tonnage and sales realization. Trucking costs increased $3.0 million due to both escalating diesel fuel costs and increased driver compensation costs. In addition, salary and hourly payroll expense increased $5.4 million due to a highly competitive labor market and the necessity to maintain a competitive compensation program. These increases were partially offset by decreases in equipment rental expense of $1.5 million due to the decision to purchase rather than lease to meet our equipment needs and an inventory build up of $6.7 million.

These costs include all out-of-pocket expenses incurred during the quarter relating to the Sago mine accident, including reserves established for legal and other future costs, offset by minor revenue received after the Sago mine resumed coal production on March 15, 2006. We do not expect that the temporary closure of the Sago mine will have any material negative effect on our long-term financial condition or results of operations. We expect to incur approximately $15 million of increased expenses for the year 2006, $11.7 million of which were incurred in the first quarter of 2006.

The total costs and expenses per ton sold increased 25% from $37.46 per ton for the three months ended March 31, 2005 to $46.84 per ton for the comparable period in 2006.

Freight and handling costs – Freight and handling costs increased $2.1 million to $4.6 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $8.6 million to $17.1 million for the three months ended March 31, 2006 as compared to $8.5 million in the same period in 2005. Depreciation, depletion and amortization per ton increased from $2.40 per ton sold in the three months ended March 31, 2005 to $3.64 per ton sold in the same period in 2006. The principal component of the increase was an increase in depreciation expense of $9.8 million for the three months ended March 31, 2006, $3.8 of which was related to the acquisition of Anker and CoalQuest, and to an increase in capital expenditures as well as shortened depreciable asset lives of the Horizon equipment purchased by us in September 2004. The cost increase was offset by amortization income on below market coal supply agreements of $1.2 million.

Selling, general and administrative expenses – Selling, general and administrative expenses for three months ended March 31, 2006 were $10.0 million compared to $4.9 million for the same period in 2005. The increase of $5.1 million is attributable to gifts of $2.0 million to the families of the thirteen miners involved in the SAGO mine accident, increases in stock compensation expense and related payroll taxes of $1.3 million, salary expense of $0.4 million, miscellaneous bonuses of $0.4 million, professional and consulting fees of $0.5 million and other costs of $0.5 million.

Gain on sale of assets – Gain on sale of assets increased $0.7 million for the first three months ended March 31, 2006 from the comparable period in 2005 due primarily to the gain on the sale of River Point dock.

Total costs as percentage of revenues – Total costs and expenses as a percentage of total revenues increased to 104% for the three months ended on March 31, 2006 from 87% for the comparable period in 2005.

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of March 31, 2006, our available liquidity was $119.0 million, including cash of $20.2 million and $98.8 million available under our credit facility. Total debt represented 12.2% of our total capitalization at March 31, 2006. Our total capitalization represents our current short and long-term debt combined with our total stockholders’ equity.

We believe that a significant portion of our equipment needs to be upgraded in the near-term. Cash paid for capital expenditures were approximately $41.2 million for the first quarter of 2006 and we currently expect our total capital expenditures will be approximately $214.0 million in 2006, primarily for investments in new equipment and for mining development operations. We expect to fund these capital expenditures from our internal operations and borrowings under our senior credit facility. We intend to implement a new credit facility that we expect will be sufficient to fund our expected capital expenditures through the peak planned spending years of 2006 and 2007. As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. We have included approximately $8.0 million for these increased amounts in our capital expenditure budget for 2006. As we take advantage of planned expansion opportunities from 2007 through 2009, principally as a result of the Anker and CoalQuest acquisitions, we expect to spend approximately $854.5 million on capital expenditures, which may require external financing. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

The industry and ICG continue to be impacted by increased costs for mine supplies, services, repair parts, tires, fuel and labor. First quarter results were adversely impacted by the continued rising prices of crude oil and natural gas, as well as increased labor costs. We are exploring a range of options to try to address those issues. In addition, as a result of infrastructure weaknesses and short term geologic issues at Anker, the transition period for implementation of various operational improvements has taken longer than originally anticipated. Recent performance has generally improved, indicating that operating issues are being appropriately addressed and suggesting that 2006 production rates and profit margins should improve as the year progresses.

On April 8, 2006, we suffered a fire at our Viper Mine near Elkhart, Illinois, that idled the mine and forced replacement of its high angle conveyor belt. Repairs have been completed and the Company resumed production on May 8, 2006. Force Majeure notices were issued to affected customers, but coal continued to be shipped from existing inventory through May 2, 2006. No one was injured in the incident. We are still assessing the financial impact of this event, but current estimates range between $2.5 million to $3.0 million, most of which will occur in the second quarter.

Cash Flows

Net cash provided by operating activities was $12.6 million for the three months ended March 31, 2006, a decrease of $6.9 million from the same period in 2005. This decrease is attributable to a decrease in net income of $9.9 million after adjustment for non-cash charges. These decreases were partially offset by the effects of a decrease in net operating assets and liabilities of $3.0 million.

Net income decreased in the first three months of 2006 compared to the same period in 2005 primarily as a result of higher operating costs, most notably diesel fuel, trucking costs due to increased diesel costs and increased driver compensation, blasting supplies, roof bolts and plates, the effects of the Sago accident, and labor costs due to the highly competitive labor market. Also impacting the comparability of net income for the first three months of 2006 compared with 2005 was the acquisition of Anker and CoalQuest.

For the three months ended March 31, 2006, net cash used in investing activities was $38.5 million compared to cash used in investing activities of $16.2 million for the three months ended March 31, 2005. Cash used in investing activities for 2006 was $41.2 million in order to continue replacing of our aged mining equipment fleet compared to $14.8 million in 2005. Cash was returned from deposits of collateral for reclamation and royalty bonds of $0.2 million in the first quarter of 2006 compared to cash deposited of $1.4 million in the same period of 2005. Proceeds of asset sales of $2.7 million in the first quarter of 2006 also had a positive impact on investing activities. Investing activities also include cash paid (net of cash acquired) of $0.3 million in conjunction with the acquisitions of Anker and CoalQuest and the former Horizon companies.

Net cash provided by financing activities of $36.9 million for the three months ended March 31, 2006 was primarily due to borrowings of $40.0 million on our senior credit facility offset by repayments on our short-term and long-term debt and capital leases of $2.4 and $0.5 million, respectively. Also impacting financing activities for the three months ended March 31, 2006 was financing costs of $0.1 million. In the three months ended March 31, 2005, cash was used in financing activities to repay short-term debt of $1.6 million and long-term debt and capital leases of $0.7 million.

Credit Facility and Long-term Debt Obligations

As of March 31, 2006 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

March 31, 2006
Term notes, due 2010	$19,563
Revolving credit facility, due 2009	61,280
Equipment notes	4,032
Capital leases	84

Total	84,959
Less current portion	(1,484)

Long-term debt and capital leases	$83,475

On November 5, 2004, we entered into an amended and restated credit facility with a group of lending institutions, for which UBS Securities LLC serves as Arranger, Bookmanager and Syndication Agent and subsequently have entered into four amendments. As amended, the credit facility provides for a revolving credit facility of up to $210.0 million with a letter of credit sub-limit of up to $75.0 million. As of March 31, 2006, we had $19.6 million term note principal amount outstanding and letters of credit totaling $49.9 million and borrowings of $61.3 million outstanding under the revolving credit facility, leaving $98.8 million available for borrowing on the revolving credit facility. The interest rate on both the term note and revolving credit facility bear interest at a variable rate based upon either the prime rate or a London Interbank Offered Rate (LIBOR), in each case plus a spread that is dependent on our leverage ratio. The interest rate applicable to our borrowings under the term note was 7.41% as of March 31, 2006. The term note matures on October 1, 2010. Principal payments of less than $0.1 million plus interest are due quarterly from April 10, 2006 through October 10, 2009, $3.9 million (plus interest) quarterly from January 10, 2010 through July 10, 2010 and a final principal payment of $7.2 million plus interest on October 1, 2010. The revolving credit facility expires on October 1, 2009. We and each of our subsidiaries have guaranteed the obligations under the credit facility which are secured by a lien on all of our assets of ICG and those of our subsidiaries. We must pay an annual commitment fee up to a maximum of 0.5 of 1% of the unused portion of the commitment under the revolving credit facility. Our commitment fee expense for the first quarter 2006 was less than $0.1 million. We also must pay an annual letter of credit participation fee up to 2.5% and a fronting fee of 0.2% on the average daily outstanding letter of credit balance. Our letter of credit fees were $0.4 million in 2006. We were in compliance with our covenants under the credit facility as of March 31, 2006.

Other

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

Additionally, we have other long-term liabilities including but not limited to mine reclamation and mine closure costs, below- market coal supply agreements, and “black lung” costs, and some of our operating and management-services subsidiaries have long-term liabilities relating to retiree health and other employee benefits.

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. Based upon our current operations, the historical results of our predecessors, as well as those of Anker and CoalQuest, we believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate for at least the next 12 months for making required payments of principal and interest onour indebtedness and for funding anticipated capital expenditures and working capital requirements. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of March 31, 2006, we had sales commitments for 90% of our planned 2006 production. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward contracts to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would reduce pre-tax income for the three months ended March 31, 2006 by $0.6 million.

Interest rate risk. Historically, we have had exposure to changes in interest rates on a portion of our existing level of indebtedness. This exposure had been hedged at 50% of the debt for a two year period using pay-fixed, receive-variable interest rate cap. A hypothetical increase or decrease in interest rates by 1% would have changed quarterly interest expense on our term loan facility by $0.05 million for the three months ended March 31, 2006. We expect to use interest rate swaps or caps to manage this risk.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of March 31, 2006, 90% of 2006 planned production is committed for sale leaving approximately 10% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by $2.0 million for 2006.

Item 4. Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On January 2, 2006, an explosion occurred at the Company’s Sago mine in Tallmansville, West Virginia. The Sago mine is operated by the Company’s subsidiary Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The explosion tragically resulted in twelve fatalities and the critical injury of another miner. The Company is fully cooperating with the state and federal investigations into the cause of the explosion. On March 14, 2006 the Company announced its initial findings from the investigation, including that the explosion was ignited by lightning and fueled by methane that naturally accumulated in an abandoned area of the mine that had been recently sealed. The precise route by which the lightning electrical charge traveled from a surface strike location to the sealed area remains under investigation, and the seals, constructed of Omega block under a plan approved by federal authorities and designed to withstand forces of 20 pounds per square inch, were essentially obliterated by the explosion. The Company will continue with data review and testing to verify the findings. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports. The Company resumed operations at the Sago mine on March 15, 2006, a week after federal and state safety officials provided approval.

Item 5A. Risk Factors

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B	)

10.1	Third Amendment, dated as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of November 5, 2004 among ICG, LLC, as Borrower, International Coal Group Inc., the guarantors party thereto, UBS Securities LLC, as Arranger, Bookmanager and Syndication Agent, General Electric Capital Corporation, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance, LLC, as Swingline Lender.	(G	)

10.2	Fourth Amendment, dated as of March 21, 2006, to the Amended and Restated Credit Agreement dated as of November 5, 2004 among ICG, LLC, as Borrower, International Coal Group Inc., the guarantors party thereto, UBS Securities LLC, as Arranger, Bookmanager and Syndication Agent, General Electric Capital Corporation, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance, LLC, as Swingline Lender.	(G	)

31.1	Certification of the Chief Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on form 10-K for the year ended December 31, 2005 filed on March 31, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Name:	Bennett K. Hatfield
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ William D. Campbell
Name:	William D. Campbell
Title:	Vice President, Treasurer and Assistant Secretary (Principal Financial Officer)

Date: May 12, 2006