Form 10-Q
period 2006-06-30
International Coal Group, Inc.
filed 2006-08-11
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32679

International Coal Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2641185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Corporate Centre Drive Scott Depot, West Virginia	25560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(304) 760-2400

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2006 — 152,854,948.

PART I

Item 1. Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,792	$9,187
Accounts receivable	76,826	64,841
Inventories, net	34,487	20,667
Deferred income taxes	6,953	4,923
Prepaid insurance	3,269	7,055
Prepaid expenses and other	10,163	14,454

Total current assets	197,490	121,127
PROPERTY, PLANT AND EQUIPMENT, net	635,457	571,484
DEBT ISSUANCE COSTS, net	13,009	6,523
ADVANCE ROYALTIES	11,679	9,344
GOODWILL	343,970	340,736
OTHER NON-CURRENT ASSETS	6,665	6,949

Total assets	$1,208,270	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,302	$52,230
Short-term debt	18,966	4,113
Current portion of long-term debt and capital leases	1,182	1,646
Current portion of reclamation and mine closure costs	4,697	4,697
Current portion of employee benefits	1,524	1,524
Accrued expenses and other	53,248	43,444

Total current liabilities	132,919	107,654
LONG-TERM DEBT AND CAPITAL LEASES	177,532	43,816
RECLAMATION AND MINE CLOSURE COSTS	80,747	79,655
LONG-TERM EMPLOYEE BENEFITS	36,730	33,297
DEFERRED INCOME TAXES	39,443	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	68,017	72,376
OTHER NON-CURRENT LIABILITIES	10,319	9,257

Total liabilities	545,707	389,253

MINORITY INTERESTS	1,126	1,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,706,148 and 152,321,908 shares issued and outstanding, respectively	1,527	1,523
Additional paid-in capital	631,264	632,897
Unearned compensation-restricted stock	—	(4,622)
Retained earnings	28,646	36,074

Total stockholders’ equity	661,437	665,872

Total liabilities and stockholders’ equity	$1,208,270	$1,056,163

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Coal sales revenues	$212,164	$145,566	$415,500	$289,763
Freight and handling revenues	4,596	1,885	9,193	4,384
Other revenues	6,560	6,581	10,815	13,117

Total revenues	223,320	154,032	435,508	307,264

COSTS AND EXPENSES:
Cost of coal sales and other revenues (exclusive of items shown separately below)	193,143	117,076	382,343	234,261
Freight and handling costs	4,596	1,885	9,193	4,384
Depreciation, depletion and amortization	16,596	9,785	33,692	18,307
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	7,971	9,006	17,964	13,941
(Gain) loss on sale of assets	(158)	43	(929)	43

Total costs and expenses	222,148	137,795	442,263	270,936

Income (loss) from operations	1,172	16,237	(6,755)	36,328

INTEREST AND OTHER INCOME (EXPENSE):

Interest expense, net	(4,328)	(3,534)	(6,383)	(6,610)

Other, net	2,520	883	3,926	1,451

Total interest and other expense	(1,808)	(2,651)	(2,457)	(5,159)

Income (loss) before income taxes and minority interest	(636)	13,586	(9,212)	31,169
INCOME TAX (EXPENSE) BENEFIT	234	(4,494)	2,509	(11,220)

Income (loss) before minority interest	(402)	9,092	(6,703)	19,949

MINORITY INTEREST	(199)	—	(87)	—

Net income (loss)	$(601)	$9,092	$(6,790)	$19,949

Earnings per share:
Basic	$(0.00)	$0.09	$(0.04)	$0.19
Diluted	$(0.00)	$0.09	$(0.04)	$0.19
Weighted average common shares outstanding:

Basic	151,992,579	106,725,504	151,936,375	106,669,880

Diluted	151,992,579	106,763,030	151,936,375	106,684,475

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,790)	$19,949
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	33,692	18,307
Write-off and amortization of deferred finance costs included in interest expense	2,253	548
Minority interest	87	—
Compensation expense on restricted stock and options	2,993	2,654
(Gain) loss on sale of assets, net	(929)	43
Deferred income taxes	(5,385)	2,888
Changes in operating assets and liabilities:
Accounts receivable	(11,985)	(7,279)
Inventories	(14,858)	(7,943)
Prepaid expenses and other	8,077	1,250
Other non-current assets	(1,779)	(3,495)
Accounts payable	(62)	6,089
Accrued expenses and other	9,589	3,744
Accrued income tax	—	(2,232)
Reclamation and mine closure costs	1,692	(791)
Other liabilities	2,174	1,338

Net cash from operating activities	18,769	35,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,248	—
Net proceeds from sale-leaseback	5,413	—
Additions to property, plant and equipment and mine development	(85,262)	(40,266)
Cash paid related to acquisitions, net	(2,892)	—
Withdrawals (deposits) of restricted cash	237	(2,034)

Net cash from investing activities	(79,256)	(42,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(7,422)	(2,673)
Borrowings on long-term debt	70,000	—
Proceeds from senior notes offering	175,000	—
Repayments on long-term debt and capital leases	(111,747)	(1,252)
Debt issuance costs	(8,739)	(120)

Net cash from financing activities	117,092	(4,045)

NET CHANGE IN CASH AND CASH EQUIVALENTS	56,605	(11,275)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,187	23,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,792	$12,692

Supplemental information:
Cash paid for interest (net of amount capitalized)	$4,380	$5,582

Cash paid for income taxes	$—	$12,000

Supplemental disclosure of non-cash items:
Purchases of property, plant and equipment through accounts payable	$1,135	$2,958

Purchases of property, plant and equipment through short-term debt	$22,274	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

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

The accompanying interim condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

The accompanying condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 include the assets, liabilities and results of operations of Anker Coal Group, Inc. (“Anker”) and CoalQuest Development LLC (“CoalQuest”), which the Company acquired on November 18, 2005.

(2) Summary of Significant Accounting Policies

Income Taxes—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position, results of operations or cash flows.

Inventories—Effective January 1, 2006, the Company adopted The Emerging Issues Task Force (“EITF”) Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”). EITF Issue 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new EITF, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced during the period the stripping costs are incurred. The EITF further clarified that “inventory produced” is intended to mean “inventory extracted.” Historically, the coal industry has considered coal uncovered at a surface mining operation but not yet extracted to be coal inventory (pit inventory). As a result, the adoption of EITF Issue 04-6 caused a write off of pit inventory which resulted in a decrease of $638 in the Company’s retained earnings, net of tax, as of January 1, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (“SFAS No. 123(R)”), using the modified prospective application, to account for stock based awards issued under its equity and performance incentive plan. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. This statement establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The adoption of SFAS No. 123(R) did not require a cumulative effect adjustment. Prior to January 1, 2006, the Company applied the provisions of APB No. 25, to account for stock-based awards issued under its equity and performance incentive plan. Adoption of SFAS No. 123(R) resulted in additional compensation expense related to

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

stock option awards, which decreased net income before income taxes and minority interest by $674 and $1,015 for the three and six months ended on June 30, 2006, respectively, and increased net loss by $492 and $741 for the three and six months ended June 30, 2006, respectively. The adoption of SFAS No. 123(R) did not impact basic or diluted earnings per share for the three months ended June 30, 2006 nor did it impact basic earnings per share for the six months ended June 30, 2006, however, diluted earnings per share for the six months ended June 30, 2006 decreased by $0.01 (See Note 12).

If compensation expense for the three and six months ended June 30, 2005 associated with the Company’s stock based awards was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$9,092	$19,949
Add back expense related to stock awards included in net income, net of income taxes	1,645	1,645
Deduct effect of stock-based employee compensation determined under fair-value based method, net of tax effects:	(1,912)	(1,912)

Pro-forma net income	$8,825	$19,682

Earnings per share:
As reported-Basic and diluted	$0.09	$0.19
Pro-forma-Basic and diluted	$0.08	$0.18

The Black-Scholes option pricing model was used to calculate the estimated fair value of options at the date of grant using the following assumptions: expected life of 5 years, expected volatility of 41%, a risk-free interest rate of 4.1%, and no payment of dividends or forfeitures of options during the term of the options.

Coal Supply Agreements—Purchase price allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above or below-market contract price and the then prevailing market price. The net book value of the Company’s above-market coal supply agreement was $3,867 and $4,051 at June 30, 2006 and December 31, 2005, respectively. This amount is recorded in other assets in the accompanying consolidated balance sheets. The net book value of the below-market coal supply agreements was $68,017 and $72,376 at June 30, 2006 and December 31, 2005, respectively. Amortization expense on all above-market coal supply agreements was $92 and $184 for the three and six months ended June 30, 2006, respectively. Amortization income on the below-market coal supply agreements was $3,186 and $4,359 for the three and six months ended June 30, 2006, respectively. There were no above or below-market coal supply agreements at June 30, 2005, nor any amortization for the three and six months ended June 30, 2005. Based on expected shipments related to these contracts, the Company currently expects to record annual amortization expense on the above-market coal supply agreements and annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

	Above- market contract	Below- market contracts
2006, including six months amortization above	$368	$15,651
2007	368	20,759
2008	368	3,386
2009	368	3,386
2010	368	3,386

Amortization income on below market coal supply agreements was lower than expected primarily due to the interruption of shipments on a below market contract assigned to the Sago mine.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

(3) Sale-leaseback of Coal Lands

On June 29, 2006, the Company sold coal lands to an unrelated third party for $5,500. The Company subsequently leased back all of the coal lands from the buyer. The estimated gain on the sale-leaseback transaction of $1,500 was deferred and is being amortized over the term of the lease as tons are mined.

(4) Derivative Instruments and Hedging Activities

The Company’s hedging policies permit the use of interest rate swaps and caps to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes. Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. To qualify for hedge accounting under SFAS No. 133, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

In May 2006, the Company entered into an Interest Rate Collar Agreement (the “Agreement”) which will become effective as of March 31, 2007 and will expire on March 31, 2009. The Company will use the Agreement to hedge its interest rate risk on an initial $100,000 of revolving debt (escalating to $200,000 in March 2008). The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. The Company has chosen not to designate its derivatives as hedging instruments and recognizes the change in the fair value of its securities in the income statement in the period of change. The Agreement, included in other long-term assets in the Company’s condensed consolidated balance sheet at June 30, 2006 was adjusted to its fair value of approximately $189 and resulted in a loss of approximately $111 for three and six months ended June 30, 2006.

(5) Acquisitions

On November 18, 2005, the Company consummated a business combination with each of Anker and CoalQuest pursuant to which each of Anker and CoalQuest became the Company’s wholly owned subsidiaries. The results of operations of Anker and CoalQuest are included in the Company’s consolidated results of operations since the date of acquisition. The following unaudited pro forma data for the three and six months ended June 30, 2005 reflect the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2005. The unaudited pro forma information incorporates the accounting for the acquisition, including but not limited to, the application of purchase accounting for coal supply agreements and mineral reserves, employee benefit liabilities and property, plant and equipment. The unaudited pro forma information may not be indicative of actual results.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenues	$195,011	$390,107
Net income	$6,786	$19,627

Earnings per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

Weighted average shares outstanding:
Basic	130,816,413	130,760,789
Diluted	130,850,573	130,764,747

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

(6) Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Coal	$20,548	$9,960
Parts and supplies	14,530	11,018
Reserve for obsolescence, parts and supplies	(591)	(311)

Inventories, net	$34,487	$20,667

(7) Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows:

Balance at December 31, 2005	$340,736
Adjustments to purchase price allocation of Horizon	(562)
Bonding royalty	1,981
Anker/CoalQuest acquisitions	1,815

Balance at June 30, 2006	$343,970

The adjustments to finalize the purchase price allocation of the Company’s acquisition of certain assets from Horizon Natural Resources LLC (“Horizon”) were due to a refund of legal fees held in escrow and the adjustments for the Anker/CoalQuest acquisition were due to the excess of actual expenses related to the acquisition of the assets of Anker and CoalQuest over management’s original estimate to balance sheet accounts for items that were not available at the time of acquisition. The Company has not yet finalized the purchase price allocation associated with the Anker/CoalQuest acquisitions. Therefore, the Company expects adjustments, which could be material, to its purchase price allocation between tangible and intangible assets, including goodwill.

(8) Short-term Debt

In May 2006, the Company entered into a $50,000 revolving credit line with Caterpillar Financial Services, Inc. for the purchase of new Caterpillar equipment. Funds may be borrowed under the revolving credit facility for terms ranging from 12 to 60 months with current interest rates ranging from 2.8% to 7.3%, depending on the terms chosen by the Company. For the period ended June 30, 2006, the Company had $18,966 outstanding under the revolving credit facility for a 12-month term with interests rates ranging from 2.51% to 2.75%.

(9) Long-term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

	June 30, 2006	December 31, 2005
Term notes, due 2010	$—	$19,563
Revolving credit facility, due 2009	—	21,280
10.25% Senior notes, due 2014	175,000	—
Equipment notes	3,714	4,453
Capital leases	—	166

Total	178,714	45,462
Less-current portion	(1,182)	(1,646)

Long-term debt and capital leases	$177,532	$43,816

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Senior notes—On June 23, 2006, the Company sold $175,000 aggregate principal amount of its 10.25% senior notes due July 15, 2014 (the “Notes”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, with net proceeds of approximately $171,500 to the Company after deducting fees and other offering expenses. The net proceeds were used to repay all amounts outstanding under the Company’s then existing revolving credit facility of $91,280 and retire the Company’s then outstanding term loan facility of $19,521. The Company intends to use the remaining proceeds to fund future capital expenditures as well as for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2007. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s amended and restated credit facility (the “Guarantors”). The Notes and the Guarantees rank equally with all of the Company’s and the Guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the Guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not Guarantors. The Company has the option to redeem all or a portion of the Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, the Company may also redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, the Company may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon the happening of a change of control, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

On June 23, 2006, the Company and the Guarantors also entered into registration rights agreement with the initial purchasers pursuant to which they agreed (i) to file a registration statement by January 19, 2007 enabling holders to exchange the privately placed Notes for publicly registered notes with substantially identical terms, (ii) to use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) by March 20, 2007 and (iii) to use commercially reasonable efforts to cause the exchange offer to be completed 30 business days after March 20, 2007. The indenture governing the Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets, and incur liens. As of June 30, 2006, the Company was in compliance with its covenants under the indenture.

Credit facility—On June 23, 2006, the Company entered into a second amended and restated credit agreement consisting of a revolving credit facility of $325,000, of which up to a maximum of $125,000 may be used for letters of credit, and matures on June 23, 2011. As of June 30, 2006, the Company had letters of credit totaling $59,925 outstanding leaving $265,075 available for future borrowing capacity. Interest on the borrowings under the credit facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 0.75% to 1.25% or LIBOR plus an applicable margin based on the Company’s leverage ratio of 1.75% to 2.25%. The Company must pay an unused commitment fee based on its leverage ratio of 0.375% or 0.50%. The Company must also pay a letter of credit participation fee with respect to outstanding letters of credit in an amount equal to the interest rate margin applicable to LIBOR borrowings under the revolving credit facility and letter of credit fronting fee of 0.20% per annum. The credit facility contains customary affirmative and negative covenants, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit facility also requires the Company to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a limit on capital expenditures. As of June 30, 2006, the Company was in compliance with its covenants under the credit facility. The credit facility contains customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders under the agreement will be entitled to take various actions, including demanding payment for all amounts outstanding thereunder and foreclosing on any collateral.

As a result of amending and restating its prior credit agreement, the Company incurred a write-off of $1,369 of deferred financing expenses related to the prior credit agreement.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Future maturities of long-term debt and capital leases are as follows as of June 30, 2006:

Year or period ended December 31:
2006 (from July 1, 2006 to December 31, 2006)	$627
2007	1,068
2008	1,051
2009	886
2010	82
2011 and thereafter	175,000

Total	$178,714

(10) Income Taxes

The change in the effective income tax rate to 37% for the three months ended June 30, 2006 from 33% for the three months ended June 30, 2005 was due to the result of favorable tax deductions for depletion of mineral rights offset by an adjustment to reflect the expected full year 2006 effective income tax rate. The change in the effective income tax rate to 27% for the six months ended June 30, 2006 from 36% for the six months ended June 30, 2005 was primarily the result of favorable tax deductions for depletion of mineral rights.

(11) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$324	$226	$648	$452
Interest cost	167	117	334	234
Amortization of net loss	14	—	28	—

Net periodic benefit cost	$505	$343	$1,010	$686

The plan is unfunded, therefore, no contributions were made by the Company for the three and six months ended June 30, 2006 and 2005.

(12) Employee Stock Awards

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the grant of share options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 8,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10 year contractual terms. The option and restricted stock awards generally vest at 25% in equal annual installments over a four year period. The Company recognizes expense related to the awards on a straight line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

During the first half of 2006, the Company granted stock options and restricted stock awards to certain employees of the Company under the Plan. Stock options were granted to purchase 584,040 shares of common stock at a weighted average exercise price of $9.38 per share with a fair value of $2,613. Restricted stock awards of 389,360 shares were granted with a fair value of $3,652. The stock option and restricted stock awards vest 25% on June 30, 2006 and 25% in equal annual installments on June 30, 2007, 2008 and 2009. The Black-Scholes option pricing model was used to calculate the estimated fair value of the options at the date of grant using the following assumptions: expected lives of 5 years, expected volatility of 48.1 % and risk-free interest rates ranging from 4.6 % to 5.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 1.0%. Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The forfeiture rate was determined based on the Company’s employee turnover rate over the previous year. Stock-based employee compensation expense of $1,379 and $2,177, net of tax of $516 and $815, related to the issuance of all stock awards outstanding as of June 30, 2006 was

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

included in net income for the three and six months ended June 30, 2006, respectively.

Compensation expense of $1,645, net of tax of $1,009, related to stock awards outstanding as of June 30, 2005, was included in net income for the three and six months ended June 30, 2005.

A summary of the Company’s outstanding option grants as of June 30, 2006, and changes during the six months then ended is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	644,052	$10.99
Granted	584,040	9.38
Exercised	—	—
Forfeited or expired	(7,680)	9.51

Outstanding at June 30, 2006	1,220,412	$10.23	9.2	$(3,723)

Exercisable at June 30, 2006	466,116	$10.49	9.1	$(1,537)

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $4.47 and $5.74, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	450,000	$13.48
Granted	389,360	9.38
Vested	(246,060)	11.88
Forfeited	(5,120)	9.51

Nonvested at June 30, 2006	588,180	$11.47

The weighted-average grant-date fair value of restricted stock granted during the six month period ended June 30, 2006 was $9.38. The weighted-average fair value of restricted stock vested during the six month period ended June 30, 2006 was $2,923.

As of June 30, 2006, there was $9,809 of total unrecognized compensation cost related to non-vested stock-based awards, that is expected to be recognized over a weighted-average period of 2.5 years.

On July 1, 2006, the Company granted stock options and restricted stock awards to certain employees under the Plan. Stock options were granted to purchase 542,000 shares of common stock at an exercise price of $7.19 per share with a fair value of $1,886. Restricted stock awards of 148,000 were granted with a fair value of $1,064. The stock option and restricted stock awards vest 25% on June 30, 2007 and 25% in equal annual installments on June 30, 2008, 2009 and 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

(13) Earnings Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(601)	$9,092	$(6,790)	$19,949

Average common shares outstanding-Basic	151,992,579	106,725,504	151,936,375	106,669,880

Incremental shares arising from stock options	—	22,081	—	7,408

Incremental shares arising from restricted shares	—	15,445	—	7,187

Average common shares outstanding-Diluted	151,992,579	106,763,030	151,936,375	106,684,475

Earnings Per Share:

Basic	$(0.00)	$0.09	$(0.04)	$0.19

Diluted	$(0.00)	$0.09	$(0.04)	$0.19

Due to a net loss for the three and six months ended June 30, 2006, options to purchase 1,220,412 shares of common stock and 588,180 restricted common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase restricted common stock of 243,750 were not included in the computation of earnings per share for the three and six months periods ended June 30, 2005, respectively, because to do so would have been antidilutive.

(14) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $101,659 as of June 30, 2006 to secure reclamation and other performance commitments. As of June 30, 2006, the Company has bank letters of credit outstanding of $59,925 under its revolving credit facility.

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

On July 19, 2006, J. Davitt McAteer, special advisor to West Virginia Governor Joe Manchin III, released a preliminary report relating to the January 2, 2006 fatal explosion at the Sago mine, operated by the Company’s subsidiary Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The report concluded that, consistent with the Company’s initial findings announced on March 14, 2006, the explosion was caused by an ignition of methane within a previously abandoned and sealed area of the mine and that the ignition was probably caused by lightning. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

(15) Related Party Transactions and Balances

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

On October 1, 2004, ICG entered into an agreement with Insuratex, LTD, a wholly owned subsidiary of funds controlled by WLR, to administer and pay workers’ compensation claims incurred by the Company. The Company paid an initial $2,500 premium to fund such claims and continued to pay monthly installments of $208 until a total premium of $5,000 was paid by the Company. This agreement was cancelled on September 30, 2005 and after deducting for actual claims paid, the Company received a refund of $4,295.

(16) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s operations in Central Appalachia are located in southern West Virginia and eastern Kentucky and include seven underground mines and nine surface mines. The Company’s operations in Northern Appalachia are located in northern West Virginia, Pennsylvania and Maryland and include five underground mines and six surface mines. The Company’s operations in Illinois include one underground mine. The Company also has an Ancillary category which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

The difference between segment assets and consolidated assets in the following tables is the elimination of intercompany transactions including inter-segment revenues and investment in subsidiaries reflected in the elimination category. Prior to the acquisition of Anker and CoalQuest, the Company had two reportable business segments: Central Appalachia and Illinois Basin. Operating segment results for the three and six months ended June 30, 2006 and 2005 are presented below:

Three months ended June 30, 2006

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$138,548	$34,213	$10,504	$42,685	$(2,630)	$223,320
EBITDA	26,098	(6,613)	(1,291)	2,094	—	20,288
Depreciation, depletion, and amortization	10,722	3,470	1,430	974	—	16,596
Capital expenditures	26,277	19,285	2,072	7,818	—	55,452
Total assets	428,866	135,577	37,027	2,449,490	(1,842,690)	1,208,270
Goodwill	161,779	—	—	182,191	—	343,970

Three months ended June 30, 2005

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$109,586	$—	$14,253	$30,503	$(310)	$154,032
EBITDA	25,412	—	1,931	(438)	—	26,905
Depreciation, depletion, and amortization	6,252	—	1,055	2,478	—	9,785
Capital expenditures	23,425	—	506	773	—	24,704
Total assets	346,371	—	27,503	524,049	(408,164)	489,759
Goodwill	156,841	—	—	28,158	—	184,999

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Revenue in the Ancillary category consists primarily of $35,173 and $23,611 relating to the Company’s brokered coal sales and $7,034 and $5,384 relating to contract highwall mining activities for the three months ended June 30, 2006 and 2005, respectively. Capital expenditures include non-cash amounts of $11,388 and ($741) for the three months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the preliminary allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $153,492. This amount has been preliminarily included in the Ancillary category above. The Company expects adjustments, which could be material, to its purchase price allocation between tangible and intangible assets, including goodwill. As a result, it is not practical to complete the assignment of goodwill to reporting units as required by SFAS No. 142 as of June 30, 2006.

Six months ended June 30, 2006

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$263,434	$56,447	$25,493	$95,298	$(5,164)	$435,508
EBITDA	49,217	(21,335)	319	2,662	—	30,863
Depreciation, depletion, and amortization	20,023	7,015	3,117	3,537	—	33,692
Capital expenditures	47,238	44,453	3,562	13,418	—	108,671
Total assets	428,866	135,577	37,027	2,449,490	(1,842,690)	1,208,270
Goodwill	161,779	—	—	182,191	—	343,970

Six months ended June 30, 2005
	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$215,460	$—	$28,349	$64,017	$(562)	$307,264
EBITDA	49,831	—	2,866	3,389	—	56,086
Depreciation, depletion, and amortization	11,315	—	2,076	4,916	—	18,307
Capital expenditures	40,770	—	1,380	1,074	—	43,224
Total assets	346,371	—	27,503	524,049	(408,164)	489,759
Goodwill	156,841	—	—	28,158	—	184,999

Revenue in the Ancillary category consists primarily of $80,686 and $50,364 relating to the Company’s brokered coal sales and $12,790 and $11,105 relating to contract highwall mining activities for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures include non-cash amounts of $23,409 and $2,958 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the preliminary allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $153,492. This amount has been preliminarily included in the Ancillary segment above. The Company expects adjustments, which could be material, to its purchase price allocation between tangible and intangible assets, including goodwill. As a result, it is not practical to complete its assignment of its goodwill to its reporting units as required by SFAS No. 142 as of June 30, 2006.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Reconciliation of net income (loss) to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(601)	$9,092	$(6,790)	$19,949
Depreciation, depletion and amortization	16,596	9,785	33,692	18,307
Interest expense, net	4,328	3,534	6,383	6,610
Income tax expense (benefit)	(234)	4,494	(2,509)	11,220
Minority interest	199	—	87	—

EBITDA	$20,288	$26,905	$30,863	$56,086

EBITDA represents net income or loss before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interests. EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

(17) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 (see Note 9). In connection with the Company’s proposed exchange of the Notes for an equal principal amount of notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). The composition of Subsidiary Guarantors may change from time to time due to acquisitions or disposals. The Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total Revenues	$—	$223,081	$2,869	$(2,630)	$223,320
Cost of coal sales and other revenues (exclusive of items shown separately, below)	—	193,529	2,596	(2,982)	193,143
Freight and handling costs	—	4,596	—	—	4,596
Depreciation, depletion and amortization	—	16,523	73	—	16,596
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	—	7,971	50	(50)	7,971
(Gain) loss on sale of assets	—	177	(335)	—	(158)

Total costs and expenses	—	222,796	2,384	(3,032)	222,148
Income from operations	—	285	485	402	1,172
Interest expense, net	(422)	(3,910)	4	—	(4,328)
Other, net	—	2,922	—	(402)	2,520

Income (loss) before taxes and minority interest	(422)	(703)	489	—	(636)
Income tax benefit	234	—	—	—	234
Minority interest	—	—	(199)	—	(199)

Net income (loss)	$(188)	$(703)	$290	$—	$(601)

Condensed Statements of Operations

For the Three months ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total Revenues	$—	$154,342	$—	$(310)	$154,032
Cost of coal sales and other revenues (exclusive of items shown separately, below)	—	117,386	—	(310)	117,076
Freight and handling costs	—	1,885	—	—	1,885
Depreciation, depletion and amortization	—	9,785	—	—	9,785
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	—	9,006	—	—	9,006
Loss on sale of assets	—	43	—	—	43

Total costs and expenses	—	138,105	—	(310)	137,795
Income from operations	—	16,237	—	—	16,237
Interest expense, net	—	(3,534)	—	—	(3,534)
Other, net	—	883	—	—	883

Income before taxes and minority interest	—	13,586	—	—	13,586
Income tax expense	(4,494)	—	—	—	(4,494)
Minority interest	—	—	—	—	—

Net income (loss)	$(4,494)	$13,586	$—	$—	$9,092

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total Revenues	$—	$435,333	$5,339	$(5,164)	$435,508
Cost of coal sales and other revenues (exclusive of items shown separately below)	—	382,638	5,303	(5,598)	382,343
Freight and handling costs	—	9,193	—	—	9,193
Depreciation, depletion and amortization	—	33,532	160	—	33,692
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	—	17,964	94	(94)	17,964
Gain on sale of assets	—	(594)	(335)	—	(929)

Total costs and expenses	—	442,733	5,222	(5,692)	442,263
Income (loss) from operations	—	(7,400)	117	528	(6,755)
Interest expense, net	(422)	(5,969)	8	—	(6,383)
Other, net	—	4,454	—	(528)	3,926

Income (loss) before taxes and minority interest	(422)	(8,915)	125	—	(9,212)
Income tax benefit	2,509	—	—	—	2,509
Minority interest	—	—	(87)	—	(87)

Net income (loss)	$2,087	$(8,915)	$38	$—	$(6,790)

Condensed Statements of Operations

For the Six months ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total Revenues	$—	$307,826	$—	$(562)	$307,264
Cost of coal sales and other revenues (exclusive of items shown separately below)	—	234,823	—	(562)	234,261
Freight and handling costs	—	4,384	—	—	4,384
Depreciation, depletion and amortization	—	18,307	—	—	18,307
Selling, general and administrative (exclusive of depreciation and amortization shown separately above)	—	13,941	—	—	13,941
Loss on sale of assets	—	43	—	—	43

Total costs and expenses	—	271,498	—	(562)	270,936
Income from operations	—	36,328	—	—	36,328
Interest expense, net	—	(6,610)	—	—	(6,610)
Other, net	—	1,451	—	—	1,451

Income before taxes and minority interest	—	31,169	—	—	31,169
Income tax expense	(11,220)	—	—	—	(11,220)
Minority interest	—	—	—	—	—

Net income (loss)	$(11,220)	$31,169	$—	$—	$19,949

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$64,680	$1,112	$—	$65,792
Accounts receivable	11	76,203	1,660	(1,048)	76,826
Inventories, net	—	34,487	—	—	34,487
Deferred income taxes	6,953	—	—	—	6,953
Prepaid insurance	—	2,957	312	—	3,269
Prepaid expenses and other	904	9,176	83	—	10,163

Total Current Assets	7,868	187,503	3,167	(1,048)	197,490

PROPERTY, PLANT AND EQUIPMENT, NET	—	635,197	260	—	635,457
DEBT ISSUANCE COSTS, NET	4,425	8,584	—	—	13,009
ADVANCE ROYALTIES	—	14,249	27	(2,597)	11,679
GOODWILL	—	343,970	—	—	343,970
OTHER NON-CURRENT ASSETS	811,992	1,033,716	2	(1,839,045)	6,665

Total Assets	$824,285	$2,223,219	$3,456	$(1,842,690)	$1,208,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$552	$53,342	$456	$(1,048)	$53,302
Short-term debt	—	18,966	—	—	18,966
Current portion of long-term debt and capital leases	—	990	192	—	1,182
Current portion of reclamation and mine closure costs	—	4,697	—	—	4,697
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	398	52,527	323	—	53,248

Total Current Liabilities	950	132,046	971	(1,048)	132,919
LONG-TERM DEBT AND CAPITAL LEASES	175,000	2,528	4	—	177,532
RECLAMATION AND MINE CLOSURE COSTS	—	80,450	297	—	80,747
LONG-TERM EMPLOYEE BENEFITS	—	36,730	—	—	36,730
DEFERRED INCOME TAXES	39,443	—	—	—	39,443
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	68,017	—	—	68,017
OTHER NON-CURRENT LIABILITIES	—	12,916	—	(2,597)	10,319

Total Liabilities	215,393	332,687	1,272	(3,645)	545,707
MINORITY INTEREST	—	—	1,126	—	1,126

Total Liabilities and Minority Interest	215,393	332,687	2,398	(3,645)	546,833
Total Stockholders’ Equity (Deficit)	608,892	1,890,532	1,058	(1,839,045)	661,437

Total Liabilities and Equity	$824,285	$2,223,219	$3,456	$(1,842,690)	$1,208,270

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,049	$2,138	$—	$9,187
Accounts receivable	—	64,830	674	(663)	64,841
Inventories, net	—	20,667	—	—	20,667
Deferred income taxes	4,923	—	—	—	4,923
Prepaid insurance	—	6,982	73	—	7,055
Prepaid expenses and other	3,781	10,591	82	—	14,454

Total Current Assets	8,704	110,119	2,967	(663)	121,127

PROPERTY, PLANT AND EQUIPMENT, NET	—	571,064	420	—	571,484
DEBT ISSUANCE COSTS, NET	—	6,523	—	—	6,523
ADVANCE ROYALTIES	—	11,918	24	(2,598)	9,344
GOODWILL	—	340,736	—	—	340,736
OTHER NON-CURRENT ASSETS	640,897	871,058	225	(1,505,231)	6,949

Total Assets	$649,601	$1,911,418	$3,636	$(1,508,492)	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$52,085	$808	$(663)	$52,230
Short-term debt	—	4,113	—	—	4,113
Current portion of long-term debt and capital leases	—	1,419	227	—	1,646
Current portion of reclamation and mine closure costs	—	4,697	—	—	4,697
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	—	43,273	171	—	43,444

Total Current Liabilities	—	107,111	1,206	(663)	107,654
LONG-TERM DEBT AND CAPITAL LEASES	—	43,735	81	—	43,816
RECLAMATION AND MINE CLOSURE COSTS	—	79,365	290	—	79,655
LONG-TERM EMPLOYEE BENEFITS	—	33,297	—	—	33,297
DEFERRED INCOME TAXES	43,198	—	—	—	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	72,376	—	—	72,376
OTHER NON-CURRENT LIABILITIES	—	11,855	—	(2,598)	9,257

Total Liabilities	43,198	347,739	1,577	(3,261)	389,253
MINORITY INTEREST	—	—	1,038	—	1,038

Total Liabilities and Minority Interest	43,198	347,739	2,615	(3,261)	390,291
Total Stockholders’ Equity (Deficit)	606,403	1,563,679	1,021	(1,505,231)	665,872

Total Liabilities and Equity	$649,601	$1,911,418	$3,636	$(1,508,492)	$1,056,163

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(170,552)	$(143,021)	$(1,472)	$333,814	$18,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,913	335	—	3,248
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant and equipment and mine development	—	(85,262)	—	—	(85,262)
Cash paid related to acquisitions, net	—	(2,892)	—	—	(2,892)
Withdrawals (deposits) of restricted cash	—	14	223	—	237

Net cash flow from investing activities	—	(79,814)	558	—	(79,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(7,422)	—	—	(7,422)
Borrowings on long-term debt	—	70,000	—	—	70,000
Proceeds from senior notes offering	175,000	—	—	—	175,000
Repayments on long-term debt and capital leases	—	(111,635)	(112)	—	(111,747)
Debt issuance costs	(4,448)	(4,291)	—	—	(8,739)
Inter-company activity	—	333,814	—	(333,814)	—

Net cash flow from financing activities	170,552	280,466	(112)	(333,814)	117,092

Net increase (decrease)	—	57,631	(1,026)	—	56,605
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$64,680	$1,112	$—	$65,792

Condensed Statements of Cash Flows

For the Six months ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$—	$52,960	$—	$(17,890)	$35,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment and mine development	—	(40,266)	—	—	(40,266)
Withdrawals (deposits) of restricted cash	—	(2,034)	—	—	(2,034)

Net cash flow from investing activities	—	(42,300)	—	—	(42,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(2,673)	—	—	(2,673)
Borrowings on long-term debt	—	—	—	—	—
Repayments on long-term debt and capital leases	—	(1,252)	—	—	(1,252)
Debt issuance costs	—	(120)	—	—	(120)
Inter-company activity	—	(17,890)	—	17,890	—

Net cash flow from financing activities	—	(21,935)	—	17,890	(4,045)

Net increase (decrease)	—	(11,275)	—	—	(11,275)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	23,967	—	—	23,967

CASH AND EQUIVALENTS, END OF PERIOD	$—	$12,692	$—	$—	$12,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the ongoing integration of Anker and CoalQuest into our business;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements;

•	the impairment of the value of our goodwill;

•	the ongoing investigations into the Sago mine explosion;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

        You should keep in mind that any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward–looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, as well as in the “Risks Relating to Our Business” section of Item 1A of our 2005 Annual Report on Form 10–K.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

ICG’s results of operations include Anker and CoalQuest in the first half of 2006 compared to only the ICG companies in the first half of 2005.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues - The following table depicts revenues for the three months ended June 30, 2006 and 2005 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except percentage and per ton data)
Coal sales revenues	$212,164	$145,566	$66,598	46%
Freight and handling revenues	4,596	1,885	2,711	144%
Other revenues	6,560	6,581	(21)	*

Total revenues	$223,320	$154,032	$69,288	45%

Tons sold	4,866	3,474	1,392	40%
Coal sales revenue per ton	$43.60	$41.90	$1.70	4%

*	Not meaningful

Coal sales revenues - Coal sales revenue increased $66.6 million for the three months ended June 30, 2006, or 46%, compared to the same period in 2005. This increase was due to a $1.70 per ton increase in the average sales price of our coal and an increase in tons sold over the comparable period in 2005. The increase in the average sales price of our coal was due to a general increase in coal prices during the period. Our tons sold in 2006 increased by 1.4 million, or 40%, to 4.9 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 1.2 million additional tons over the comparable period in the prior year.

Freight and handling revenues - Freight and handling revenues increased $2.7 million to $4.6 million for the three months ended June 30, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues - Other revenues decreased slightly for the three months ended June 30, 2006 compared to the same period in 2005. The decrease was primarily due to lower other revenues of $1.9 million from our highwall mining activities and shop services both performed by our subsidiary, ICG ADDCAR. This decrease was partially offset by $0.8 million in other coal handling revenue in addition to a $1.1 million customer payment allowed as a result of the state of Maryland’s Mined Coal Tax Credit provision.

Cost and expenses - The following table reflects cost of operations for the three months ended June 30, 2006 and 2005:

	Three months ended June 30.		Increase (Decrease)
	2006	2005 $	$	%
	(in thousands, except percentage and per ton data)
Cost of coal sales and other revenues (exclusive of depreciation, depletion and amortization)	$193,143	$117,076	$76,067	65%
Cost of coal sales and other revenues as % of revenues	86%	76%
Freight and handling costs	4,596	1,885	2,711	144%
Freight and handling costs as % of revenues	2%	1%
Depreciation, depletion and amortization	16,596	9,785	6,811	70%
Depreciation, depletion and amortization as % of revenues	7%	6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	7,971	9,006	(1,035)	(11)%
Selling, general and administrative expenses as % of revenues	4%	6%

(Gain)/loss on sale of assets	(158)	43	(201)	*

Total costs and expenses	$222,148	$137,795	$84,353	61%

Total costs and expenses as % of revenues	99%	89%
Total costs and expenses per tons sold (1)	$45.65	$39.66	$5.99	15%

*	Not meaningful
(1)	Included in total costs and expenses per tons sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.40 and $2.43 per ton for the three months ended June 30, 2006 and 2005, respectively.

Cost of coal sales and other revenues – For the three months ended June 30, 2006 our cost of coal sales increased $76.1 million, or 65%, to $193.1 million, compared to $117.1 million for the three months ended June 30, 2005. The increase in cost of coal sales was primarily a result of our acquisitions of Anker and CoalQuest, which resulted in an increase in cost of coal sales of approximately $49.7 million. The start-up of our Flint Ridge underground and Raven mine sites also increased cost of coal sales by $4.7 million and $2.7 million, respectively. Second quarter performance was also adversely affected by several unusual events and operating difficulties, including a fire at our Illinois mining complex, closure of Stony River deep mine, the bankruptcy of a key coal supplier for our Vindex operation, an extended construction outage at the Sentinel Mine, and the lingering effects of the Sago mine accident in January 2006. Other factors affecting cost of coal sales and other revenues in the second quarter were increases in prices for steel-related mine supplies, escalated diesel fuel and lube costs of $4.1 million, increased costs for tire expenses of $0.9 million, increased costs for repairs and maintenance of $1.2 million, increased blasting supplies costs of $0.6 million, increased contract labor costs of $0.6 million and increasing purchase coal costs of $1.3 million. Variable sales-related costs such as royalties and severance taxes increased $2.8 million due to increased sales tonnage and sales realization. Trucking costs increased $1.9 million due to increased mine production and escalated diesel fuel costs. In addition, salary and hourly payroll expense increased $2.7 million due to a highly competitive labor market, increased man power, and the necessity to maintain a competitive compensation program. Reductions in stockpile inventories increased cost of coal sales for the period by $3.0 million compared to the same period in the prior year. These increases were partially offset by decreases in equipment rental expense of $0.9 million due to the decision to purchase rather than lease to meet our equipment needs.

Freight and handling costs - Freight and handling costs increased $2.7 million to $4.6 million for the three months ended June 30, 2006 compared to the same period in 2005. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization - Depreciation, depletion and amortization expense increased $6.8 million to $16.6 million for the three months ended June 30, 2006 as compared to $9.8 million in the same period in 2005. Depreciation, depletion and amortization per ton increased to $3.41 per ton sold in the three months ended June 30, 2006 from $2.82 per ton sold in the in the same period in 2005. The principal component of the increase was an increase in depreciation expense of $9.1 million for the three months ended June 30, 2006, $5.4 million of which was related to the acquisition of Anker and CoalQuest, and an increase in capital expenditures as well as shortened depreciable asset lives of the equipment we purchased from Horizon in September 2004. The cost increase was offset by amortization income on below market coal supply agreements of $3.2 million.

Selling, general and administrative expenses - Selling, general and administrative expenses for three months ended June 30, 2006 were $8.0 million compared to $9.0 million for the same period in 2005. The decrease of $1.0 million was attributable to a reduction of stock compensation expense related to payroll taxes of $1.0 million which was partially offset by an increase in professional and consulting fees of $0.6 million. The increase in professional consulting fees of $0.6 million was related to increased expenses of being a public company. The decrease in payroll taxes related to stock based compensation for the three months ended June 30, 2006 was due to certain recipients of restricted stock awards filing Section 83(b) elections in 2005, which resulted in full taxation of the award at the grant date rather than upon vesting.

(Gain)/Loss on sale of assets - Miscellaneous asset sales resulted in a gain of $0.2 million for the three months ended June 30, 2006 compared to a loss of $0.04 million for the comparable period in 2005.

Total costs as percentage of revenues - Total costs and expenses as a percentage of total revenues increased to 99% for the three months ended on June 30, 2006 from 89% for the comparable period in 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues - The following table depicts revenues for the six months ended June 30, 2006 and 2005 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal sales revenues	$415,500	$289,763	$125,737	43%
Freight and handling revenues	9,193	4,384	4,809	110%
Other revenues	10,815	13,117	(2,302)	(18)%

Total revenues	$435,508	$307,264	$128,244	42%

Tons sold	9,564	7,028	2,536	36%
Coal sales revenue per ton	$43.44	$41.23	$2.21	5%

Coal sales revenues - Coal sales revenues increased $125.7 million for the six months ended June 30, 2006, or 43%, compared to the same period in 2005. This increase was due to a $2.21 per ton increase in the average sales price of our coal and an increase in tons sold of 36% over the comparable period in 2005. The increase in the average sales price of our coal was due to a general increase in coal prices during the period. Tons sold in 2006 increased by 2.5 million, or 36%, to 9.6 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 2.1 million additional tons over the comparable period in the prior year.

Freight and handling revenues - Freight and handling revenues increased $4.8 million to $9.2 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues - Other revenues decreased for the six months ended June 30, 2006 by $2.3 million, or 18%, to $10.8 million, as compared to the same period in 2005. The decrease was primarily due to lower other revenue of $4.3 million derived from our highwall mining activities and shop services both performed by our subsidiary, ICG ADDCAR. This decrease was partially offset by $0.9 million in other coal handling revenue in addition to a $1.1 million customer payment allowed as a result of the state of Maryland’s Mined Coal Tax Credit provision.

Cost and expenses - The following table reflects cost of operations for the six months ended June 30, 2006 and 2005:

	Six months ended June 30.		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales and other revenues (exclusive of depreciation, depletion and amortization)	$382,343	$234,261	$148,082	63%
Cost of coal sales and other revenues as % of revenues	88%	76%
Freight and handling costs	9,193	4,384	4,809	110%
Freight and handling costs as a % of revenues	2%	1%
Depreciation, depletion and amortization	33,692	18,307	15,385	84%
Depreciation, depletion and amortization as % of revenues	8%	6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,964	13,941	4,023	29%
Selling, general and administrative expenses as % of revenues	4%	5%
Gain on sale of assets	(929)	43	(972)	*

Total costs and expenses	$442,263	$270,936	$171,327	63%

Total costs and expenses as % of revenues	102%	88%
Total costs and expenses per tons sold (1)	$46.24	$38.55	$7.69	20%

*	Not meaningful
(1)	Included in total costs and expenses per tons sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.57 and $2.31 per ton for the six months ended June 30, 2006 and 2005, respectively.

Cost of coal sales and other revenues – For the six months ended June 30, 2006 our cost of coal sales increased $148.1 million, or 63%, to $382.3 million compared to $234.3 million for the six months ended June 30, 2005. The increase in cost of coal sales was primarily a result of our acquisitions of Anker and CoalQuest which resulted in an increase in cost of coal sales of approximately $99.7 million. The start-up of our Flint Ridge underground and Raven mine sites also increased cost of coal sales by $9.6 million and $3.4 million, respectively. Our performance was also adversely affected in the first half of 2006 by several unusual events and operating difficulties, including a fire at our Illinois mining complex, closure of Stony River deep mine, the bankruptcy of a key coal supplier for our Vindex operation, an extended construction outage at the Sentinel Mine, and the lingering effects of the Sago mine accident in January 2006. Other factors affecting cost of coal sales and other revenues were increased prices for steel-related mine supplies, increased costs for roof control supplies of $0.4 million, escalated diesel fuel and lube costs of $8.7 million, increased costs for tire expense of $1.5 million, increased costs for repairs and maintenance of $3.1 million, increased blasting supplies costs of $2.3 million, increased contract labor costs of $1.2 million and increased purchase coal costs of $4.8 million. Variable sales-related costs such as royalties and severance taxes increased $5.4 million due to increased sales tonnage and sales realization. Trucking costs increased $4.2 million due to increased mine production and escalated diesel fuel costs. In addition, salary and hourly payroll expense increased $7.4 million due to a highly competitive labor market, increased man power, and the necessity to maintain a competitive compensation program. These increases were partially offset by decreases in equipment rental expense of $2.4 million due to the decision to purchase rather than lease to meet our equipment needs and an inventory build up of $3.0 million.

Costs of coal sales in the first half of 2006 also include out-of-pocket expenses incurred during the first six months of 2006 relating to the Sago mine accident, including reserves established for legal and other future costs, offset by minor revenue received after the Sago mine resumed coal production on March 15, 2006. We expect to incur approximately $15 million of increased expenses for the year 2006, $11.7 million of which were incurred in the first quarter of 2006.

Freight and handling costs - Freight and handling costs increased $4.8 million to $9.2 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization - Depreciation, depletion and amortization expense increased $15.4 million to $33.7 million for the six months ended June 30, 2006 as compared to $18.3 million in the same period in 2005. Depreciation, depletion and amortization per ton increased from $2.60 per ton sold in the six months ended June 30, 2005 to $3.52 per ton sold in the same period in 2006. The principal component of the increase was an increase in depreciation expense of $18.9 million for the six months ended June 30, 2006, $9.3 million of which was related to the acquisition of Anker and CoalQuest. The increase was also due to an increase in capital expenditures as well as shortened depreciable asset lives of the equipment we purchased from Horizon in September 2004. The cost increase was offset by amortization income on below market coal supply agreements of $4.4 million.

Selling, general and administrative expenses - Selling, general and administrative expenses for six months ended June 30, 2006 were $18.0 million compared to $13.9 million for the same period in 2005. The increase of $4.0 million was attributable to gifts of $2.0 million made to the families of the thirteen miners involved in the Sago mine accident, increases in salary and bonus expense of $0.9 million and professional and consulting fees of $1.1 million.

(Gain)/Loss on sale of assets - Asset sales resulted in a gain of $0.9 million for the six months ended June 30, 2006, primarily from the sale of River Point dock, compared to a loss of $0.04 million on miscellaneous asset sales for the comparable period in 2005.

Total costs as percentage of revenues - Total costs and expenses as a percentage of total revenues increased to 102% for the six months ended on June 30, 2006 from 88% for the comparable period in 2005.

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of June 30, 2006, our available liquidity was $330.9 million, including cash of $65.8 million and $265.1 million available under our credit facility. Total debt represented 23.0% of our total capitalization at June 30, 2006. Our total capitalization represents our current short and long-term debt combined with our total stockholders’ equity.

We believe that a significant portion of our equipment needs to be upgraded in the near-term. Cash paid for capital expenditures were approximately $85.3 million for the first six months of 2006 and we currently expect our total capital expenditures will be approximately $214.0 million in 2006, primarily for investments in new equipment and for mining development operations. We expect to fund these capital expenditures from our internal operations, proceeds from the notes offering and borrowings under our senior credit facility. We entered into an amended and restated credit facility in June 2006 that we expect will be sufficient to fund our expected capital expenditures through the peak planned spending years of 2006 and 2007. We also have entered into a $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation to be used to finance new Caterpillar equipment at various mining complexes.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. We have included approximately $8.0 million for these increased amounts in our capital expenditure budget for 2006. As we take advantage of planned expansion opportunities from 2007 through 2009, principally as a result of the Anker and CoalQuest acquisitions, we expect to spend approximately $854.5 million on capital expenditures, which may require some additional external financing. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

We continue to be affected by increased costs for mine supplies, services, repair parts, tires, fuel and labor. The second quarter and six month results were adversely impacted by the continued rising prices of crude oil and natural gas, as well as increased labor costs. We are exploring a range of options to try to address those issues. In addition, as a result of infrastructure weaknesses and short-term geologic issues at Anker, the transition period for implementation of various operational improvements has taken longer than originally anticipated.

On April 8, 2006, we suffered a fire at our Viper Mine near Elkhart, Illinois, that idled the mine and forced replacement of its high angle conveyor belt. Repairs have been completed and the Company resumed production on May 8, 2006. Force Majeure notices were issued to affected customers, but coal continued to be shipped from existing inventory through May 2, 2006. No one was injured in the incident. We believe the pre-tax financial impact of this event for the second quarter 2006 was approximately $3.0 million.

During the first half of 2006 we experienced additional operating issues that have had a negative impact on our outlook. The closure of Vindex Energy’s Stony River mine has become permanent after a major roof fall in early February prevented access to the remaining coal reserves. Mining activity at Wolf Run’s Sycamore No. 2 mine suffered adverse geological conditions which resulted in high production costs and reduced tonnage and delayed the startup of the Number 2 section. Production at the Sentinel mine in our Philippi complex will be delayed until December while we extend the mine shafts and slope access to encounter more favorable mining conditions in the recently acquired Clarion seam reserves. Our performance in the first half of 2006 was also adversely affected by the bankruptcy of a key coal supplier for our Vindex operations and the ongoing effects of the Sago mine accident. We expect to incur increased operating and administrative expenses of approximately $15.2 million as a result of the accident and temporary mine closure that will negatively impact 2006 earnings, approximately $11.7 million of which were incurred in the first quarter of 2006.

Cash Flows

Net cash provided by operating activities was $18.8 million for the six months ended June 30, 2006, a decrease of $16.3 million from the same period in 2005. This decrease is attributable to a decrease in net income of $18.5 million after adjustment for non-cash charges. These decreases were partially offset by the effects of a decrease in net operating assets and liabilities of $2.2 million.

Net income decreased in the first six months of 2006 compared to the same period in 2005 primarily as a result of higher operating costs, most notably diesel fuel, trucking costs due to increased diesel costs, blasting supplies, roof bolts and plates, the ongoing effects of the Sago mine accident, the effects of the Viper Mine fire, labor costs due to the highly competitive labor market, and other operating issues noted in Liquidity and Capital Resources. Also impacting the comparability of net income for the six months of 2006 compared with 2005 was the acquisition of Anker and CoalQuest.

For the six months ended June 30, 2006, net cash used in investing activities was $79.3 million compared to cash used in investing activities of $42.3 million for the six months ended June 30, 2005. For the first six months of 2006, $85.3 million of cash was used to replace our aged mining equipment fleet compared to $40.3 million in the same period 2005. Cash was returned from deposits of collateral for reclamation and royalty bonds of $0.2 million in the first six months of 2006 compared to cash deposited of $2.0 million in the same period of 2005. Also positively affecting investing activities for the first six months of 2006 were proceeds of asset sales of $3.2 million and proceeds received in connection with a sale-leaseback transaction of $5.4 million. Investing activities also include cash paid (net of cash acquired) of $2.9 million relating to the acquisitions of Anker and CoalQuest and the former Horizon companies.

Net cash provided by financing activities of $117.1 million for the six months ended June 30, 2006 was primarily due to proceeds of $175.0 million related to our senior note offering which closed on June 23, 2006. The proceeds were used to repay all amounts outstanding under the then existing revolving credit facility of $91.3 million, including $70.0 million of which was borrowed in the first six months of 2006, and retire the then outstanding term loan facility of $19.5 million. Simultaneous with the senior notes offering, our credit facility was amended and restated resulting in an increased credit facility of up to $325.0 million. The senior notes offering and the amended and restated credit facility resulted in issuance fees of approximately $8.5 million. Cash was used in financing activities to repay short term debt of $7.4 million in the first six months of 2006. In the six months ended June 30, 2005, cash was used in financing activities to repay short term debt of $2.7 million and long term debt and capital leases of $1.3 million. Also impacting financing activities for the six months ended June 30, 2005 was financing costs of $0.1 million.

Credit Facility and Long-term Debt Obligations

As of June 30, 2006 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30, 2006
10.25% Senior notes, due 2014	$175,000
Equipment notes	3,714

Total	178,714
Less current portion	(1,182)

Long-term debt and capital leases	$177,532

Senior notes—On June 23, 2006, we sold $175.0 million aggregate principal amount of our 10.25% senior notes due July 15, 2014 in a private placement pursuant to Rule 144A of the Securities Act, as amended, and Regulation S of the Securities Act, with net proceeds of approximately $171.5 million to us after deducting fees and other offering expenses. The net proceeds were used to repay all amounts outstanding under our then existing revolving credit facility of $91.3 million and retire our then outstanding term loan facility of $19.5 million. We intend to use the remaining proceeds to fund future capital expenditures as well as for general corporate purposes. Interest on the notes are payable semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2007. The notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries that are material or that guarantee our amended and restated credit facility. The notes and the Guarantees rank equally with all of our and the Guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of our and the Guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of our subsidiaries that are not Guarantors. We have the option to redeem all or a portion of the notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, we may also redeem all or a portion of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon the happening of a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

On June 23, 2006, we and the guarantors also entered into registration rights agreement with the initial purchasers pursuant to which we agreed (i) to file a registration statement by January 19, 2007 enabling holders to exchange the privately placed notes for publicly registered notes with substantially identical terms, (ii) to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC by March 20, 2007, and (iii) to use our commercially reasonable efforts to cause the exchange offer to be completed 30 business days after March 20, 2007. The indenture governing the notes contains covenants that limit our ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets, and incur liens. As of June 30, 2006, we were in compliance with our covenants under the indenture.

Credit facility—On June 23, 2006, we entered into a second amended and restated credit agreement consisting of a revolving credit facility of $325.0 million, of which up to a maximum of $125.0 million may be used for letters of credit, and matures on June 23, 2011. As of June 30, 2006, we had letters of credit totaling $59.9 million outstanding leaving $265.1 million available for future borrowing capacity. Interest on the borrowings under the credit facility is payable, at our option, at either the base rate plus an applicable margin based on our leverage ratio of 0.75% to 1.25% or LIBOR plus an applicable margin based on our leverage ratio of 1.75% to 2.25%. We must pay an unused commitment fee based on its leverage ratio of 0.375% or 0.50%. We must also pay a letter of credit participation fee with respect to outstanding letters of credit in an amount equal to the interest rate margin applicable to LIBOR borrowings under the revolving credit facility and letter of credit fronting fee of 0.20% per annum. The credit facility contains customary affirmative and negative covenants, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit facility also requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a limit on capital expenditures. As of June 30, 2006, we are in compliance with the covenants under the credit facility. The credit facility contains customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders under the agreement will be entitled to take various actions, including demanding payment for all amounts outstanding thereunder and foreclosing on any collateral.

As a result of amending and restating our prior credit agreement, we incurred a write-off of $1.4 million of deferred financing expenses related to the prior credit agreement.

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

Additionally, we have other long-term liabilities, including, but not limited, to mine reclamation and mine closure costs, below- market coal supply agreements, and “black lung” costs, and some of our operating and management-services subsidiaries have long-term liabilities relating to retiree health and other employee benefits.

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

Recent Accounting Pronouncement

Income Taxes—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of June 30, 2006, we had sales commitments for 93% of our planned 2006 production. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward contracts to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would reduce pre-tax income for the six months ended June 30, 2006 by $1.3 million.

Interest rate risk. Historically, we have had exposure to changes in interest rates on a portion of our existing level of indebtedness. This exposure had been hedged at 50% of the debt for a two year period using pay-fixed, receive-variable interest rate cap. A hypothetical increase or decrease in interest rates by 1% would have changed quarterly interest expense on our term loan facility by $0.05 million for the three months ended June 30, 2006.

In May 2006, we entered into an Interest Rate Collar Agreement, which becomes effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on an initial $100 million (increasing to $200 million in March 2008) notional amount of revolving debt. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.8%. This agreement was entered into in conjunction with our renegotiated credit facility dated June 23, 2006 and did not have a material impact on the second quarter of 2006.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of June 30, 2006, 93% of 2006 planned production is committed for sale leaving approximately 7% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by $1.5 million for 2006.

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

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On July 19, 2006, J. Davitt McAteer, special advisor to West Virginia Governor Joe Manchin III, released a preliminary report relating to the January 2, 2006 fatal explosion at the Sago mine, operated by the Company’s subsidiary Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The report concluded that, consistent with the Company’s initial findings announced on March 14, 2006, the explosion was caused by an ignition of methane within a previously abandoned and sealed area of the mine and that the ignition was probably caused by lightning. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a vote of Security Holders

The Company held its annual meeting of shareholders on May 26, 2006. In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of two Class I directors for a term of three years and (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office for a three year term or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Maurice E. Carino, Jr.	112,410,735	6,310,164

Stanley N. Gaines	112,391,624	6,329,275

2.	The ratification of the Board of Director’s selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2006 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
118,570,721	141,176	9,002

Item 6. Exhibits

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
1.1	Purchase Agreement, dated June 20, 2006, by and among ICG, UBS Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Banc of America Securities LLC and Wachovia Capital Markets, LLC.	(H	)

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.	(H	)

4.5	Form of 10.25% Note	(H	)

4.6	Registration Rights Agreement, dated June 23, 2006, by and among ICG, the guarantors party thereto, UBS Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Banc of America Securities LLC and Wachovia Capital Markets, LLC.	(H	)

10.1	Third Amendment, dated as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of November 5, 2004 among ICG, LLC, as Borrower, International Coal Group Inc., the guarantors party thereto, UBS Securities LLC, as Arranger, Bookmanager and Syndication Agent, General Electric Capital Corporation, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance, LLC, as Swingline Lender.	(G	)

10.2	Fourth Amendment, dated as of March 21, 2006, to the Amended and Restated Credit Agreement dated as of November 5, 2004 among ICG, LLC, as Borrower, International Coal Group Inc., the guarantors party thereto, UBS Securities LLC, as Arranger, Bookmanager and Syndication Agent, General Electric Capital Corporation, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance, LLC, as Swingline Lender.	(G	)

10.3	Second Amended and Restated Credit Agreement, dated June 23, 2006, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent.	(H	)

31.1	Certification of the Chief Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on form 10-K for the year ended December 31, 2005 filed on March 31, 2006
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s current report on Form 8-K filed on June 26, 2006

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

Date: August 11, 2006