Form 10-Q
period 2006-09-30
International Coal Group, Inc.
filed 2006-11-14
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(304) 760-2400

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2006 — 152,911,648.

PART I

Item 1. Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,020	$9,187
Accounts receivable	86,746	64,841
Inventories, net	37,341	20,667
Deferred income taxes	9,653	4,923
Prepaid insurance	2,272	7,055
Prepaid expenses and other	15,455	14,454

Total current assets	179,487	121,127
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	660,205	571,484
DEBT ISSUANCE COSTS, net	12,992	6,523
ADVANCE ROYALTIES	12,163	9,344
GOODWILL	344,785	340,736
OTHER NON-CURRENT ASSETS	11,617	6,949

Total assets	$1,221,249	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,031	$52,230
Short-term debt	15,576	4,113
Current portion of long-term debt and capital leases	1,119	1,646
Current portion of reclamation and mine closure costs	4,761	4,697
Current portion of employee benefits	1,524	1,524
Accrued expenses and other	59,199	43,444

Total current liabilities	145,210	107,654
LONG-TERM DEBT AND CAPITAL LEASES	177,278	43,816
RECLAMATION AND MINE CLOSURE COSTS	86,879	79,655
LONG-TERM EMPLOYEE BENEFITS	38,763	33,297
DEFERRED INCOME TAXES	36,979	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	63,322	72,376
OTHER NON-CURRENT LIABILITIES	11,311	9,257

Total liabilities	559,742	389,253
MINORITY INTERESTS	1,179	1,038
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,908,448 and 152,321,908 shares issued and outstanding, respectively	1,529	1,523
Additional paid-in capital	632,587	632,897
Unearned compensation-restricted stock	—	(4,622)
Retained earnings	26,212	36,074

Total stockholders’ equity	660,328	665,872

Total liabilities and stockholders’ equity	$1,221,249	$1,056,163

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Coal sales revenues	$212,967	$151,898	$628,467	$441,661
Freight and handling revenues	4,964	1,853	14,157	6,237
Other revenues	6,331	4,639	17,146	17,756

Total revenues	224,262	158,390	659,770	465,654
COSTS AND EXPENSES:
Cost of coal sales and other revenues	203,597	122,816	585,940	357,077
Freight and handling costs	4,964	1,853	14,157	6,237
Depreciation, depletion and amortization	16,489	11,182	50,181	29,489
Selling, general and administrative	7,805	9,650	25,769	23,591
(Gain) loss on sale of assets, net	43	(562)	(886)	(519)

Total costs and expenses	232,898	144,939	675,161	415,875

Income (loss) from operations	(8,636)	13,451	(15,391)	49,779
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(6,578)	(3,585)	(12,961)	(10,195)
Other, net	2,408	2,299	6,334	3,750

Total interest and other expense	(4,170)	(1,286)	(6,627)	(6,445)

Income (loss) before income taxes and minority interest	(12,806)	12,165	(22,018)	43,334
INCOME TAX (EXPENSE) BENEFIT	10,427	(3,566)	12,936	(14,786)

Income (loss) before minority interest	(2,379)	8,599	(9,082)	28,548
MINORITY INTEREST	(54)	—	(141)	—

Net income (loss)	$(2,433)	$8,599	$(9,223)	$28,548

Earnings per share:
Basic	$(0.02)	$0.08	$(0.06)	$0.27
Diluted	$(0.02)	$0.08	$(0.06)	$0.27
Weighted average common shares outstanding:
Basic	152,117,968	106,756,271	151,997,571	106,698,994
Diluted	152,117,968	106,851,189	151,997,571	106,757,297

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,223)	$28,548
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	50,181	29,489
Write-off and amortization of deferred finance costs included in interest expense	2,829	838
Minority interest	141	—
Compensation expense on restricted stock and options	4,318	3,378
Gain on sale of assets, net	(886)	(519)
Deferred income taxes	(10,549)	2,180
Changes in operating assets and liabilities:
Accounts receivable	(21,855)	(16,469)
Inventories	(17,713)	(6,529)
Prepaid expenses and other	3,782	2,707
Other non-current assets	(2,084)	(7,529)
Accounts payable	5,507	12,910
Accrued expenses and other	15,541	7,808
Accrued income tax	—	(2,232)
Reclamation and mine closure costs	4,250	(1,184)
Other liabilities	5,200	2,181

Net cash from operating activities	29,439	55,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,507	575
Net proceeds from sale-leaseback	5,413	—
Additions to property, plant, equipment and mine development	(127,352)	(73,973)
Cash paid related to acquisitions, net	(3,670)	—
Withdrawals (deposits) of restricted cash	396	(23)

Net cash from investing activities	(121,706)	(73,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	200
Borrowings on long-term debt	70,000	15,000
Proceeds from senior notes offering	175,000	—
Repayments on long-term debt and capital leases	(112,065)	(1,776)
Repayments on short-term debt	(12,537)	(3,756)
Debt issuance costs	(9,298)	(257)

Net cash from financing activities	111,100	9,411

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,833	(8,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,187	23,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,020	$15,534

Supplemental information:
Cash paid for interest (net of amount capitalized)	$4,551	$9,522

Cash paid for income taxes	$—	$17,277

Supplemental disclosure of non-cash items:
Purchases of property, plant and equipment through accounts payable	$5,294	$1,968

Purchases of property, plant and equipment through short-term debt	$24,000	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and include the accounts of International Coal Group, Inc. and subsidiaries (the “Company”) and its controlled affiliates. Significant intercompany transactions, profits and balances have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties (see Note 9) using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the financial statements.

The accompanying interim condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

The accompanying condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 include the assets, liabilities and results of operations of Anker Coal Group, Inc. (“Anker”) and CoalQuest Development LLC (“CoalQuest”), which the Company acquired on November 18, 2005.

(2) Summary of Significant Accounting Policies

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

Postretirement Benefits Other Than Pensions—In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 158 will have on its financial position, results of operations and cash flows.

Income Taxes—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position, results of operations or cash flows.

Inventories—Effective January 1, 2006, the Company adopted The Emerging Issues Task Force (“EITF”) Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”). EITF Issue 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new EITF, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced during the period the stripping costs are incurred. The EITF further clarified that “inventory produced” is intended to mean “inventory extracted.” Historically, the coal industry has considered coal uncovered at a surface mining operation, but not yet extracted, to be coal inventory (pit inventory). As a result, the adoption of EITF Issue 04-6 caused a write-off of pit inventory which resulted in a decrease of $638 in the Company’s retained earnings, net of tax, as of January 1, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (“SFAS No. 123(R)”), using the modified prospective application, to account for stock based awards issued under its equity and performance incentive plan. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. This statement establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The adoption of SFAS No. 123(R) did not require a cumulative effect adjustment. Prior to January 1, 2006, the Company applied the provisions of APB No. 25 to account for stock-based awards issued under its equity and performance incentive plan. Adoption of SFAS No. 123(R) resulted in additional compensation expense related to stock option awards, which increased net loss before income taxes and minority interest by $475 and $1,489 for the three and nine months ended on September 30, 2006, respectively, and increased net loss by $294 and $923 for the three and nine months ended September 30, 2006, respectively. The adoption of SFAS No. 123(R) did not impact basic or diluted earnings per share for the three and nine months ended September 30, 2006 (see Note 14).

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

If compensation expense for the three and nine months ended September 30, 2005 associated with the Company’s stock based awards was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$8,599	$28,548
Add back expense related to stock awards included in net income, net of income taxes	449	2,094
Deduct effect of stock-based employee compensation, net of tax effects:
Stock option awards	(78)	(473)
Restricted stock awards	(316)	(1,169)
Stock awards	(107)	(771)

Pro-forma net income	$8,547	$28,229

Earnings per share:
As reported-Basic and diluted	$0.08	$0.27
Pro-forma-Basic and diluted	$0.08	$0.26

The Black-Scholes option pricing model was used to calculate the estimated fair value of options at the date of grant using the following assumptions: expected life of 5 years, expected volatility of 41%, a risk-free interest rate of 4.1%, and no payment of dividends or forfeitures of options during the term of the options.

Coal Supply Agreements—Purchase price allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above or below-market contract price and the then prevailing market price. The net book value of the Company’s above-market coal supply agreement was $3,775 and $4,051 at September 30, 2006 and December 31, 2005, respectively. This amount is recorded in other assets in the accompanying condensed consolidated balance sheets. The net book value of the below-market coal supply agreements was $63,322 and $72,376 at September 30, 2006 and December 31, 2005, respectively. Amortization expense on the above-market coal supply agreement was $92 and $276 for the three and nine months ended September 30, 2006, respectively. Amortization income on the below-market coal supply agreements was $4,695 and $9,054 for the three and nine months ended September 30, 2006, respectively. There were no above or below-market coal supply agreements at September 30, 2005, nor any amortization for the three and nine months ended September 30, 2005. Based on expected shipments related to these contracts, the Company currently expects to record annual amortization expense on the above-market coal supply agreements and annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

	Above-market contract	Below-market contracts
2006, including nine months amortization above	$368	$15,651
2007	368	20,759
2008	368	3,386
2009	368	3,386
2010	368	3,386

Amortization income on below market coal supply agreements was lower than expected primarily due to the interruption of shipments on a below-market contract assigned to the Sago mine.

(3) Sale-leaseback of Coal Lands

On June 29, 2006, the Company sold coal lands to an unrelated third party for $5,500. The Company subsequently leased back all of the coal lands from the buyer. The estimated gain on the sale-leaseback transaction of $1,500 was deferred and is being amortized over the term of the lease as tons are mined.

(4) Derivative Instruments and Hedging Activities

The Company’s hedging policies permit the use of interest rate swaps and caps to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. To qualify for hedge accounting under SFAS No. 133, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

In May 2006, the Company entered into an Interest Rate Collar Agreement (the “Agreement”) which will become effective as of March 31, 2007 and will expire on March 31, 2009. The Company will use the Agreement to hedge its interest rate risk on an initial $100,000 of revolving debt (escalating to $200,000 in March 2008). The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. The Company has chosen not to designate its derivatives as hedging instruments and recognizes the change in the fair value of its securities in the income statement in the period of change. The derivative liability, resulting from adjusting the Agreement to its fair value of approximately $(853), is included in other non-current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006. Such adjustment resulted in a loss of approximately $1,042 and $1,153 for three and nine months ended September 30, 2006 included in interest expense.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

(5) Acquisitions

On November 18, 2005, the Company consummated a business combination with each of Anker and CoalQuest pursuant to which each of Anker and CoalQuest became wholly-owned subsidiaries of the Company. The results of operations of Anker and CoalQuest are included in the Company’s consolidated results of operations since the date of acquisition. The following unaudited pro forma data for the three and nine months ended September 30, 2005 reflects the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2005. The unaudited pro forma information incorporates the accounting for the acquisition, including but not limited to, the application of purchase accounting for coal supply agreements and mineral reserves, employee benefit liabilities and property, plant and equipment. The unaudited pro forma information may not be indicative of actual results.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenues	$190,076	$580,183
Net income	$3,990	$23,921
Earnings per share:
Basic	$0.03	$0.18
Diluted	$0.03	$0.18
Weighted average shares outstanding:
Basic	130,847,180	130,789,903
Diluted	130,942,098	130,820,721

(6) Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Coal	$22,765	$9,960
Parts and supplies	15,320	11,018
Reserve for obsolescence, parts and supplies	(744)	(311)

Inventories, net	$37,341	$20,667

(7) Property, Plant and Equipment

Property, plant and equipment are summarized by major classification as follows:

	September 30, 2006	December 31, 2005
Land and land improvements	$23,096	$18,633
Mining and other equipment and related facilities	294,512	181,283
Mine development and contract costs	57,219	36,449
Coal lands	352,407	342,673
Mine development in process	2,834	11,131
Construction work in process	39,347	35,607

	769,415	625,776
Less-accumulated depreciation, depletion and amortization	(109,210)	(54,292)

Net property, plant and equipment	$660,205	$571,484

Included in property, plant and equipment is $42,181 and $46,738 as of September 30, 2006 and December 31, 2005, respectively, related to development and construction projects for which depreciation, depletion and amortization have not yet commenced. Realization of these projects is reviewed on a periodic basis.

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2006 was $20,784 and $58,215, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2005 was $11,120 and $29,282, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

(8) Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows:

Balance at December 31, 2005	$340,736
Adjustments to purchase price allocation of Horizon	(812)
Bonding royalty	3,042
Anker/CoalQuest acquisitions	1,819

Balance at September 30, 2006	$344,785

The adjustments to finalize the purchase price allocation of the Company’s acquisition of certain assets from Horizon Natural Resources LLC (“Horizon”) were due to a refund of legal fees held in escrow and the adjustments for the Anker/CoalQuest acquisition were due to the excess of actual expenses related to the acquisition of the assets of Anker and CoalQuest over management’s original estimate to balance sheet accounts for items that were not available at the time of acquisition. The Company has not yet finalized the purchase price allocation associated with the Anker/CoalQuest acquisitions. At September 30, 2006, $153,496 of the goodwill balance relates to the Anker/CoalQuest acquisitions. The Company expects a significant portion, if not all, of this amount to be allocated to mineral rights once the final valuation is completed.

(9) Investment in Joint Operating Agreement

On July 15, 2005, CoalQuest entered into an agreement with CDX Gas, LLC (“CDX”) for the purpose of exploration and development of coal bed methane under a joint operating agreement whereby CoalQuest has the right to obtain up to a 50% undivided working interest in each well drilled on property owned by CoalQuest. The Company accounts for this joint operation using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the Company’s financial statements.

(10) Short-term Debt

In May 2006, the Company entered into a $50,000 revolving credit facility with Caterpillar Financial Services, Inc. for the purchase of new Caterpillar equipment. Funds may be borrowed under the revolving credit facility for terms ranging from 12 to 60 months with current interest rates ranging from 2.3% to 6.7%, depending on the terms chosen by the Company. For the period ended September 30, 2006, the Company had $15,576 outstanding under the revolving credit facility for a 12-month term with interest rates ranging from 2.51% to 3.25%.

(11) Long-term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

	September 30, 2006	December 31, 2005
10.25% Senior notes, due 2014	$175,000	$—
Term notes, due 2010	—	19,563
Revolving credit facility, due 2009	—	21,280
Equipment notes	3,397	4,453
Capital leases	—	166

Total	178,397	45,462
Less-current portion	(1,119)	(1,646)

Long-term debt and capital leases	$177,278	$43,816

Senior notes—On June 23, 2006, the Company sold $175,000 aggregate principal amount of its 10.25% senior notes due July 15, 2014 (the “Notes”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, with net proceeds of approximately $171,500 to the Company after deducting fees and other offering expenses. The net proceeds were used to repay all amounts outstanding under the Company’s then existing revolving credit facility of $91,280 and retire the Company’s then outstanding term loan facility of $19,521. The Company intends to use the remaining proceeds to fund future capital expenditures, as well as for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2007. The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s amended and restated credit facility (the “Guarantors”). The Notes and the Guarantees rank equally with all of the Company’s and the Guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the Guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not Guarantors. The Company has the option to redeem all or a portion of the Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, the Company may also redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, the Company may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

On October 6, 2006, the Company commenced an exchange offer pursuant to the registration rights agreement with the initial purchasers to enable holders to exchange the privately placed Notes for publicly registered notes. The exchange offer expired on November 10, 2006. The terms of the exchange notes are identical to the terms of the original notes for which they are being exchanged, except that the registration rights and the transfer restrictions applicable to the original notes are not applicable to the exchange notes.

The indenture governing the Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets and incur liens. As of September 30, 2006, the Company was in compliance with its covenants under the indenture.

Credit facility—On June 23, 2006, the Company entered into a second amended and restated credit agreement consisting of a revolving credit facility of $325,000, of which up to a maximum of $125,000 may be used for letters of credit, and matures on June 23, 2011. As of September 30, 2006, the Company had letters of credit totaling $59,925 outstanding leaving $265,075 available for future borrowing capacity. Interest on the borrowings under the credit facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 0.75% to 1.25% or LIBOR plus an applicable margin based on the Company’s leverage ratio of 1.75% to 2.25%. The Company must pay an unused commitment fee based on its leverage ratio of 0.375% or 0.50%. The Company must also pay a letter of credit participation fee with respect to outstanding letters of credit in an amount equal to the interest rate margin applicable to LIBOR borrowings under the revolving credit facility and letter of credit fronting fee of 0.20% per annum. The credit facility contains customary affirmative and negative covenants, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit facility also requires the Company to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a limit on capital expenditures. As of September 30, 2006, the Company was in compliance with its covenants under the credit facility. The credit facility contains customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders under the agreement will be entitled to take various actions, including demanding payment for all amounts outstanding thereunder and foreclosing on any collateral.

As a result of amending and restating its prior credit agreement, the Company incurred a write-off of $1,369 of deferred financing expenses in the second quarter of 2006.

(12) Income Taxes

The effective income tax rate for the nine months ended September 30, 2006 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the nine months ended September 30, 2006 increased to 59% from 34% for the nine months ended September 30, 2005, primarily as the result of a reforecast of projected annual earnings and favorable income tax deductions for depletion of mineral rights.

(13) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$324	$225	$972	$677
Interest cost	167	117	501	351
Amortization of net loss	14	—	42	—

Net periodic benefit cost	$505	$342	$1,515	$1,028

The plan is unfunded, therefore, no contributions were made by the Company for the three and nine months ended September 30, 2006 and 2005.

(14) Employee Stock Awards

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the grant of share options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 8,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10 year contractual terms. The option and restricted stock awards generally vest in equal annual installments of 25% over a four year period. The Company recognizes expense related to the awards on a straight-line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

During the first three quarters of 2006, the Company granted stock options and restricted stock awards to certain employees of the Company under the Plan. Stock options were granted to purchase 1,197,240 shares of common stock at a weighted average exercise price of $8.20 per share with a fair value of $4,713. Restricted stock awards of 598,160 shares were granted with a fair value of $5,098. The stock option and restricted stock awards vest 25% on the first June 30 following the date of grant and in equal annual installments of 25% on each successive June 30 until fully vested. The Black-Scholes option pricing model was used to calculate the estimated fair value of the options at the date of grant using the following assumptions: expected lives of 5 years, expected volatility of 48.1% and risk-free interest rates ranging from 4.6% to 5.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 1.0%. Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The forfeiture rate was determined based on the Company’s employee turnover rate over the previous year.

Stock-based employee compensation expense of $821 and $2,677, net of tax of $503 and $1,641, related to the issuance of all stock awards outstanding as of September 30, 2006 was included in net income for the three and nine months ended September 30, 2006, respectively. Compensation expense of $449 and $2,094, net of tax of $274 and $1,283, related to stock awards outstanding as of September 30, 2005, was included in net income for the three and nine months ended September 30, 2005.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

A summary of the Company’s outstanding options as of September 30, 2006, and changes during the nine months ended September 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	644,052	$10.99
Granted	1,197,240	8.20
Forfeited	(18,880)	8.62

Outstanding at September 30, 2006	1,822,412	9.18	9.2	$(9,045)

Exercisable at September 30, 2006	466,116	10.48	8.8	$(2,920)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006, and 2005 was $3.93 and $5.74, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	450,000	$13.48
Granted	598,160	8.52
Vested	(244,860)	11.90
Forfeited	(11,620)	8.74

Nonvested at September 30, 2006	791,680	10.30

The weighted-average grant-date fair value of restricted stock granted during the nine month period ended September 30, 2005 was $13.48. The total fair value of restricted stock vested during the nine month periods ended September 30, 2006 and 2005 was $2,913 and $2,022, respectively.

As of September 30, 2006, there was $11,967 of total unrecognized compensation cost related to non-vested stock-based awards that is expected to be recognized over a weighted-average period of 2.6 years.

(15) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,433)	$8,599	$(9,223)	$28,548

Average common shares outstanding-Basic	152,117,968	106,756,271	151,997,571	106,698,994
Incremental shares arising from stock options	—	35,130	—	23,815
Incremental shares arising from restricted shares	—	59,788	—	34,488

Average common shares outstanding-Diluted	152,117,968	106,851,189	151,997,571	106,757,297

Earnings Per Share:
Basic	$(0.02)	$0.08	$(0.06)	$0.27
Diluted	$(0.02)	$0.08	$(0.06)	$0.27

Due to a net loss for the three and nine months ended September 30, 2006, options to purchase 1,822,412 shares of common stock and 791,680 restricted common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(16) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $104,347 as of September 30, 2006 to secure reclamation and other performance commitments. As of September 30, 2006, the Company has bank letters of credit outstanding of $59,925 under its revolving credit facility.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Legal Matters—From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On July 19, 2006, J. Davitt McAteer, special advisor to West Virginia Governor Joe Manchin III, released a preliminary report relating to the January 2, 2006 fatal explosion at the Sago mine, operated by the Company’s subsidiary, Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The report concluded that, consistent with the Company’s initial findings announced on March 14, 2006, the explosion was caused by an ignition of methane within a previously abandoned and sealed area of the mine and that the ignition was probably caused by lightning. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports.

On August 23, 2006, the survivor of the Sago mine accident, Randal McCloy, and the representatives of two miners who died in the Sago mine accident filed separate complaints in the Kanawha Circuit Court in Kanawha County, West Virginia. The complaints allege various causes of action against International Coal Group, Inc. and its subsidiary, Wolf Run Mining Company, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also alleged causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer devices worn by the miners at the Sago mine. The Company will vigorously defend itself against the complaints.

On November 18, 2005, ICG, LLC, a wholly owned subsidiary of the Company, filed a complaint in the United States District Court for the Eastern District of Kentucky, Ashland Division, against Massey Coal Sales Company, Inc. (“Massey Coal Sales”) seeking damages for breach of a coal supply agreement under which Massey Coal Sales supplies coal to ICG, LLC for resale to a customer of ICG, LLC. ICG, LLC has asserted various claims related to Massey Coal Sales’ failure to ship significant tonnages required to be shipped under the contract and the failure of numerous shipments to meet quality specifications set forth in the contract. On August 14, 2006, Massey Coal Sales asserted various counterclaims against ICG, LLC in the Federal Court litigation claiming that ICG, LLC failed to provide rail cars, that the contract should have been terminated and, as a result, ICG, LLC has been unjustly enriched. Massey Coal Sales has claimed damages in excess of $50 million. ICG, LLC denies any liability under the counterclaim and is vigorously defending the counterclaim.

On June 1, 2006, ICG, LLC, filed a complaint in the Pike Circuit Court in Pike County, Kentucky, against Massey Energy Company and various of its affiliates seeking compensatory and punitive damages on account of the defendants’ tortious interference with ICG, LLC’s contract and relationship with its customer. The defendants filed a motion to dismiss ICG, LLC’s complaint and on August 23, 2006, that motion was denied by the court.

(17) Related Party Transactions and Balances

Under an Advisory Services Agreement dated as of October 1, 2004 between the Company and WL Ross & Co. LLC (“WLR”), WLR has agreed to provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to the business and operation of the Company of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services which the Board of Directors reasonably requests). WLR is paid a quarterly fee of $500 and reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). The agreement is for a period of seven years; however, it may be terminated upon the occurrence of certain events.

On October 1, 2004, ICG entered into an agreement with Insuratex, LTD, a wholly-owned subsidiary of funds controlled by WLR, to administer and pay workers’ compensation claims incurred by the Company. The Company paid an initial $2,500 premium to fund such claims and continued to pay monthly installments of $208 until a total premium of $5,000 was paid by the Company. This agreement was cancelled on September 30, 2005 and, after deducting for actual claims paid, the Company received a refund of $4,295.

(18) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s operations in Central Appalachia are located in southern West Virginia and eastern Kentucky and include seven underground mines and nine surface mines. The Company’s operations in Northern Appalachia are located in northern West Virginia, Pennsylvania and Maryland and include four underground mines and seven surface mines. The Company’s operations in Illinois include one underground mine. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

The difference between segment assets and consolidated assets in the following tables is the elimination of intercompany transactions including inter-segment revenues and investment in subsidiaries reflected in the elimination category. Prior to the acquisition of Anker and CoalQuest, the Company had two reportable business segments: Central Appalachia and Illinois Basin. Operating segment results for the three and nine months ended September 30, 2006 and 2005 are presented below:

Three months ended September 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$137,144	$34,866	$14,920	$39,736	$(2,404)	$224,262
EBITDA	21,964	(10,773)	2,155	(2,906)	(179)	10,261
Depreciation, depletion and amortization	12,124	1,764	1,652	949	—	16,489
Capital expenditures	26,234	11,165	3,397	7,178	—	47,974
Total assets	463,003	135,929	39,492	2,547,721	(1,964,896)	1,221,249
Goodwill	162,468	—	—	182,317	—	344,785

Three months ended September 30, 2005:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$112,874	$—	$15,138	$31,086	$(708)	$158,390
EBITDA	26,198	—	2,055	(1,321)	—	26,932
Depreciation, depletion and amortization	7,263	—	1,176	2,743	—	11,182
Capital expenditures	23,254	—	3,905	5,558	—	32,717
Total assets	367,615	—	30,833	528,746	(404,174)	523,020
Goodwill	159,385	—	—	28,295	—	187,680

Revenue in the Ancillary category consists primarily of $31,928 and $25,740 relating to the Company’s brokered coal sales and $6,644 and $4,375 relating to contract highwall mining activities for the three months ended September 30, 2006 and 2005, respectively. Capital expenditures include non-cash amounts of $5,885 and $(990) for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the preliminary allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $153,496. This amount has been preliminarily included in the Ancillary category above. The Company expects a significant portion, if not all, of this amount to be allocated to mineral rights once the final valuation is completed. As a result, it is not practical to complete the assignment of goodwill to reporting units as required by SFAS No. 142 as of September 30, 2006.

Nine months ended September 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$400,578	$91,313	$40,413	$135,034	$(7,568)	$659,770
EBITDA	71,181	(32,108)	2,474	(244)	(179)	41,124
Depreciation, depletion and amortization	32,147	8,779	4,769	4,486	—	50,181
Capital expenditures	73,472	55,617	6,960	20,597	—	156,646
Total assets	463,003	135,929	39,492	2,547,721	(1,964,896)	1,221,249
Goodwill	162,468	—	—	182,317	—	344,785

Nine months ended September 30, 2005:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Eliminations	Consolidated
Revenue	$328,334	$—	$43,487	$95,103	$(1,270)	$465,654
EBITDA	76,029	—	4,921	2,068	—	83,018
Depreciation, depletion and amortization	18,578	—	3,252	7,659	—	29,489
Capital expenditures	64,024	—	5,285	6,632	—	75,941
Total assets	367,615	—	30,833	528,746	(404,174)	523,020
Goodwill	159,385	—	—	28,295	—	187,680

Revenue in the Ancillary category consists primarily of $112,614 and $76,104 relating to the Company’s brokered coal sales and $19,434 and $15,480 relating to contract highwall mining activities for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures include non-cash amounts of $29,294 and $1,968 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the preliminary allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $153,496. This amount has been preliminarily included in the Ancillary segment above. The Company expects a significant portion, if not all, of this amount to be allocated to mineral rights once the final valuation is completed. As a result, it is not practical to complete its assignment of its goodwill to its reporting units as required by SFAS No. 142 as of September 30, 2006.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Reconciliation of net income (loss) to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,433)	$8,599	$(9,223)	$28,548
Depreciation, depletion and amortization	16,489	11,182	50,181	29,489
Interest expense, net	6,578	3,585	12,961	10,195
Income tax expense (benefit)	(10,427)	3,566	(12,936)	14,786
Minority interest	54	—	141	—

EBITDA	$10,261	$26,932	$41,124	$83,018

EBITDA represents net income or loss from continuing operations before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interests. EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

(19) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 (see Note 11). In connection with the Company’s exchange of the Notes for an equal principal amount of notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions or disposals. The Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total revenues	$—	$224,314	$2,352	$(2,404)	$224,262
Cost of coal sales and other revenues	—	203,876	2,348	(2,627)	203,597
Freight and handling costs	—	4,964	—	—	4,964
Depreciation, depletion and amortization	—	16,411	78	—	16,489
Selling, general and administrative	—	7,805	41	(41)	7,805
Loss on sale of assets	—	43	—	—	43

Total costs and expenses	—	233,099	2,467	(2,668)	232,898

Income from operations	—	(8,785)	(115)	264	(8,636)

Interest expense, net	(4,626)	(1,953)	1	—	(6,578)
Other, net	—	2,850	—	(442)	2,408

Loss before taxes and minority interest	(4,626)	(7,888)	(114)	(178)	(12,806)
Income tax benefit	10,427	—	—	—	10,427
Minority interest	—	—	(54)	—	(54)

Net income (loss)	$5,801	$(7,888)	$(168)	$(178)	$(2,433)

Condensed Statements of Operations

For the Three months ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total revenues	$—	$159,098	$—	$(708)	$158,390
Cost of coal sales and other revenues	—	123,524	—	(708)	122,816
Freight and handling costs	—	1,853	—	—	1,853
Depreciation, depletion and amortization	—	11,182	—	—	11,182
Selling, general and administrative	—	9,650	—	—	9,650
Gain on sale of assets	—	(562)	—	—	(562)

Total costs and expenses	—	145,647	—	(708)	144,939

Income from operations	—	13,451	—	—	13,451
Interest expense, net	—	(3,585)	—	—	(3,585)
Other, net	—	2,299	—	—	2,299

Income before taxes and minority interest	—	12,165	—	—	12,165
Income tax expense	(3,566)	—	—	—	(3,566)
Minority interest	—	—	—	—	—

Net income (loss)	$(3,566)	$12,165	$—	$—	$8,599

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total revenues	$—	$659,647	$7,691	$(7,568)	$659,770
Cost of coal sales and other revenues	—	586,514	7,651	(8,225)	585,940
Freight and handling costs	—	14,157	—	—	14,157
Depreciation, depletion and amortization	—	49,943	238	—	50,181
Selling, general and administrative	—	25,769	135	(135)	25,769
Gain on sale of assets	—	(551)	(335)	—	(886)

Total costs and expenses	—	675,832	7,689	(8,360)	675,161

Income (loss) from operations	—	(16,185)	2	792	(15,391)
Interest expense, net	(5,048)	(7,922)	9	—	(12,961)
Other, net	—	7,304	—	(970)	6,334

Income (loss) before taxes and minority interest	(5,048)	(16,803)	11	(178)	(22,018)
Income tax benefit	12,936	—	—	—	12,936
Minority interest	—	—	(141)	—	(141)

Net income (loss)	$7,888	$(16,803)	$(130)	$(178)	$(9,223)

Condensed Statements of Operations

For the Nine months ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Total revenues	$—	$466,924	$—	$(1,270)	$465,654
Cost of coal sales and other revenues	—	358,347	—	(1,270)	357,077
Freight and handling costs	—	6,237	—	—	6,237
Depreciation, depletion and amortization	—	29,489	—	—	29,489
Selling, general and administrative	—	23,591	—	—	23,591
Gain on sale of assets	—	(519)	—	—	(519)

Total costs and expenses	—	417,145	—	(1,270)	415,875

Income from operations	—	49,779	—	—	49,779
Interest expense, net	—	(10,195)	—	—	(10,195)
Other, net	—	3,750	—	—	3,750

Income before taxes and minority interest	—	43,334	—	—	43,334
Income tax expense	(14,786)	—	—	—	(14,786)
Minority interest	—	—	—	—	—

Net income (loss)	$(14,786)	$43,334	$—	$—	$28,548

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$27,092	$928	$—	$28,020
Accounts receivable	11	85,804	1,791	(860)	86,746
Inventories, net	—	37,520	—	(179)	37,341
Deferred income taxes	9,653	—	—	—	9,653
Prepaid insurance	—	2,067	205	—	2,272
Prepaid expenses and other	6,167	8,976	312	—	15,455

Total current assets	15,831	161,459	3,236	(1,039)	179,487
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	660,023	182	—	660,205
DEBT ISSUANCE COSTS, net	4,709	8,283	—	—	12,992
ADVANCE ROYALTIES	—	14,743	18	(2,598)	12,163
GOODWILL	—	344,785	—	—	344,785
OTHER NON-CURRENT ASSETS	848,021	1,124,853	2	(1,961,259)	11,617

Total assets	$868,561	$2,314,146	$3,438	$(1,964,896)	$1,221,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$502	$62,820	$569	$(860)	$63,031
Short-term debt	—	15,576	—	—	15,576
Current portion of long-term debt and capital leases	—	980	139	—	1,119
Current portion of reclamation and mine closure costs	—	4,761	—	—	4,761
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	4,883	53,956	360	—	59,199

Total current liabilities	5,385	139,617	1,068	(860)	145,210
LONG-TERM DEBT AND CAPITAL LEASES	175,000	2,278	—	—	177,278
RECLAMATION AND MINE CLOSURE COSTS	—	86,579	300	—	86,879
LONG-TERM EMPLOYEE BENEFITS	—	38,763	—	—	38,763
DEFERRED INCOME TAXES	36,979	—	—	—	36,979
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	63,322	—	—	63,322
OTHER NON-CURRENT LIABILITIES	—	13,909	—	(2,598)	11,311

Total liabilities	217,364	344,468	1,368	(3,458)	559,742
MINORITY INTEREST	—	—	1,179	—	1,179

Total liabilities and minority interest	217,364	344,468	2,547	(3,458)	560,921
Total stockholders’ equity	651,197	1,969,678	891	(1,961,438)	660,328

Total liabilities and equity	$868,561	$2,314,146	$3,438	$(1,964,896)	$1,221,249

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,049	$2,138	$—	$9,187
Accounts receivable	—	64,830	674	(663)	64,841
Inventories, net	—	20,667	—	—	20,667
Deferred income taxes	4,923	—	—	—	4,923
Prepaid insurance	—	6,982	73	—	7,055
Prepaid expenses and other	3,781	10,591	82	—	14,454

Total current assets	8,704	110,119	2,967	(663)	121,127
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	571,064	420	—	571,484
DEBT ISSUANCE COSTS, net	—	6,523	—	—	6,523
ADVANCE ROYALTIES	—	11,918	24	(2,598)	9,344
GOODWILL	—	340,736	—	—	340,736
OTHER NON-CURRENT ASSETS	640,897	871,058	225	(1,505,231)	6,949

Total assets	$649,601	$1,911,418	$3,636	$(1,508,492)	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52,085	$808	$(663)	$52,230
Short-term debt	—	4,113	—	—	4,113
Current portion of long-term debt and capital leases	—	1,419	227	—	1,646
Current portion of reclamation and mine closure costs	—	4,697	—	—	4,697
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	—	43,273	171	—	43,444

Total current liabilities	—	107,111	1,206	(663)	107,654
LONG-TERM DEBT AND CAPITAL LEASES	—	43,735	81	—	43,816
RECLAMATION AND MINE CLOSURE COSTS	—	79,365	290	—	79,655
LONG-TERM EMPLOYEE BENEFITS	—	33,297	—	—	33,297
DEFERRED INCOME TAXES	43,198	—	—	—	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	72,376	—	—	72,376
OTHER NON-CURRENT LIABILITIES	—	11,855	—	(2,598)	9,257

Total liabilities	43,198	347,739	1,577	(3,261)	389,253
MINORITY INTEREST	—	—	1,038	—	1,038

Total liabilities and minority interest	43,198	347,739	2,615	(3,261)	390,291
Total stockholders’ equity	606,403	1,563,679	1,021	(1,505,231)	665,872

Total liabilities and equity	$649,601	$1,911,418	$3,636	$(1,508,492)	$1,056,163

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Net cash from operating activities	$(206,631)	$(218,360)	$(1,599)	$456,029	$29,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	3,172	335	—	3,507
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant, equipment and mine development	—	(127,352)	—	—	(127,352)
Cash paid related to acquisitions, net	—	(3,670)	—	—	(3,670)
Withdrawals of restricted cash	—	173	223	—	396

Net cash from investing activities	—	(122,264)	558	—	(121,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(12,537)	—	—	(12,537)
Borrowings on long-term debt	—	70,000	—	—	70,000
Proceeds from senior notes offering	175,000	—	—	—	175,000
Repayments on long-term debt and capital leases	—	(111,896)	(169)	—	(112,065)
Debt issuance costs	(4,875)	(4,423)	—	—	(9,298)
Inter-company activity	36,506	419,523	—	(456,029)	—

Net cash from financing activities	206,631	360,667	(169)	(456,029)	111,100

Net change in cash and cash equivalents	—	20,043	(1,210)	—	18,833
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$27,092	$928	$—	$28,020

Condensed Statements of Cash Flows

For the Nine months ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations	Consolidated Company
Net cash from operating activities	$—	$77,458	$—	$(21,881)	$55,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	575	—	—	575
Additions to property, plant, equipment and mine development	—	(73,973)	—	—	(73,973)
Deposits of restricted cash	—	(23)	—	—	(23)

Net cash from investing activities	—	(73,421)	—	—	(73,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	200	—	—	200
Repayments on short-term debt	—	(3,756)	—	—	(3,756)
Borrowings on long-term debt	—	15,000	—	—	15,000
Repayments on long-term debt and capital leases	—	(1,776)	—	—	(1,776)
Debt issuance costs	—	(257)	—	—	(257)
Inter-company activity	—	(21,881)	—	21,881	—

Net cash from financing activities	—	(12,470)	—	21,881	9,411

Net change in cash and cash equivalents	—	(8,433)	—	—	(8,433)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	23,967	—	—	23,967

CASH AND EQUIVALENTS, END OF PERIOD	$—	$15,534	$—	$—	$15,534

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

(Dollars in thousands, except per share amounts)

(20) Subsequent Events

On October 13, 2006, the Company concluded a transaction with a brokered coal supplier to terminate certain contractual coal delivery obligations effective as of December 31, 2006. The early termination resulted in proceeds of $7,000 which will be recorded as a gain to be included in other revenue during the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the ongoing integration of the former Anker and CoalQuest entities into our business;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements;

•	the impairment of the value of our goodwill;

•	the on-going investigations into the Sago mine explosion;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward–looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, as well as in the “Risks Relating to Our Business” section of Item 1A of our 2005 Annual Report on Form 10–K.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

ICG’s results of operations include Anker and CoalQuest in the first three quarters of 2006 compared to only the ICG companies in the first three quarters of 2005.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues - The following table depicts revenues for the three months ended September 30, 2006 and 2005 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$212,967	$151,898	$61,069	40%
Freight and handling revenues	4,964	1,853	3,111	168%
Other revenues	6,331	4,639	1,692	36%

Total revenues	$224,262	$158,390	$65,872	42%

Tons sold	5,037	3,561	1,476	41%
Coal sales revenue per ton	$42.28	$42.66	$(0.38)	(1)%

Coal sales revenues - Coal sales revenue increased $61.1 million for the three months ended September 30, 2006, or 40%, compared to the same period in 2005. This increase was due to a 41% increase in tons sold in 2006 compared to 2005. Our tons sold in 2006 increased by 1.5 million to 5.0 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 1.2 million additional tons over the comparable period in the prior year offset by a $0.38 per ton reduction in sales realization.

Freight and handling revenues - Freight and handling revenues increased $3.1 million to $5.0 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues - Other revenues increased $1.7 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to a $0.8 million increase in other coal handling revenue and a $0.5 million increase in a negotiated cash payment to us relating to a customer’s tax credit pursuant to the state of Maryland’s Mined Coal Tax Credit provision. Also increasing other revenues for the three months ended September 30, 2006 was $0.3 million generated from two newly developed coal bed methane wells owned jointly by our subsidiary, CoalQuest, and CDX.

Cost and expenses - The following table reflects cost of operations for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,				Increase (Decrease)
	2006		2005
	$	% (1)	$	% (1)	$	%
Cost of coal sales and other revenues	$203,597	91%	$122,816	78%	$80,781	66%
Freight and handling costs	4,964	2%	1,853	1%	3,111	168%
Depreciation, depletion and amortization	16,489	7%	11,182	7%	5,307	47%
Selling, general and administrative expenses	7,805	3%	9,650	6%	(1,845)	(19)%
(Gain)/loss on sale of assets	43	*	(562)	*	605	(108)%

Total costs and expenses	$232,898	104%	$144,939	92%	$87,959	61%

Total costs and expenses per tons sold (2)	$46.24		$40.70		$5.54	14%

*	Not meaningful
(1)	Amount as a percentage of total revenues.
(2)	Included in total costs and expenses per tons sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.52 and $2.01 per ton for the three months ended September 30, 2006 and 2005, respectively.

Cost of coal sales and other revenues - For the three months ended September 30, 2006, our cost of coal sales increased $80.8 million, or 66%, to $203.6 million compared to $122.8 million for the three months ended September 30, 2005. The increase in cost of coal sales was primarily a result of our acquisitions of Anker and CoalQuest, which resulted in an increase in cost of coal sales of approximately $56.1 million. The start-up of our Flint Ridge, County Line, East Mac and Nellie and Raven mine sites also increased cost of coal sales by $23.1 million. Other factors affecting cost of coal sales and other revenues in the third quarter were increases in prices for steel-related mine supplies, escalated diesel fuel and lube costs of $1.6 million, increased blasting supplies costs of $0.8 million, increased contract labor costs of $0.7 million and increased costs for tire expenses of $0.6 million. Variable sales-related costs, such as royalties and severance taxes, increased $1.4 million due to increased sales tonnage. Trucking costs increased $0.4 million due to increased mine production and escalated diesel fuel costs. In addition, salary and hourly payroll expense and related employee benefits increased $5.0 million due to increased personnel and the necessity to maintain a competitive compensation program due to a highly competitive labor market. These increases were partially offset by an increase in stockpile inventories which decreased cost of coal sales for the period by $4.5 million, decreases in equipment rental expense of $0.7 million due to the decision to purchase rather than lease needed equipment and a decrease in purchase coal costs of $1.6 million.

Freight and handling costs - Freight and handling costs increased $3.1 million to $5.0 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization - Depreciation, depletion and amortization expense increased $5.3 million to $16.5 million for the three months ended September 30, 2006 compared to $11.2 million in the same period in 2005. Depreciation, depletion and amortization per ton increased to $3.27 per ton sold in the three months ended September 30, 2006 from $3.14 per ton sold in the same period in 2005. The principal component of the increase was an increase in depreciation expense of $9.7 million for the three months ended September 30, 2006, $5.7 million of which was related to the acquisitions of Anker and CoalQuest, and an increase in capital expenditures. The cost increase was offset by amortization income on below-market coal supply agreements of $4.7 million recorded in the three months ended September 30, 2006.

Selling, general and administrative expenses - Selling, general and administrative expenses for three months ended September 30, 2006 were $7.8 million compared to $9.7 million for the same period in 2005. The decrease of $1.9 million was attributable to a reduction of payroll taxes related to stock-based compensation of $4.8 million which was partially offset by an increase in professional and consulting fees of $1.3 million. The increase in professional consulting fees of $1.3 million was related to the increased expenses of being a public company. The decrease in payroll taxes related to stock-based compensation for the three months ended September 30, 2006 was due to certain recipients of restricted stock awards filing Section 83(b) elections in 2005, which resulted in full taxation of the award at the grant date rather than upon vesting.

(Gain)/Loss on sale of assets - Miscellaneous asset sales resulted in a minimal loss for the three months ended September 30, 2006 compared to a gain of $0.5 million for the comparable period in 2005.

Total costs as percentage of revenues - Total costs and expenses as a percentage of total revenues increased to 104% for the three months ended on September 30, 2006 from 92% for the comparable period in 2005, primarily as a result of increased cost of sales as detailed above.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues - The following table depicts revenues for the nine months ended September 30, 2006 and 2005 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$628,467	$441,661	$186,806	42%
Freight and handling revenues	14,157	6,237	7,920	127%
Other revenues	17,146	17,756	(610)	(3)%

Total revenues	$659,770	$465,654	$194,116	42%

Tons sold	14,601	10,590	4,011	38%
Coal sales revenue per ton	$43.04	$41.71	$1.33	3%

Coal sales revenues - Coal sales revenues increased $186.8 million for the nine months ended September 30, 2006, or 42%, compared to the same period in 2005. This increase was due to an increase in tons sold of 38% over the comparable period in 2005 and an increase of $1.33 per ton increase in the average sales price of our coal primarily sold pursuant to coal supply agreements. Tons sold in 2006 increased by 4.0 million to 14.6 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 3.3 million additional tons over the comparable period in the prior year.

Freight and handling revenues - Freight and handling revenues increased $7.9 million to $14.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues - Other revenues decreased for the nine months ended September 30, 2006 by $0.6 million, or 3%, to $17.1 million, as compared to the same period in 2005. The decrease was primarily due to lower revenue of $4.2 million derived from our highwall mining activities and shop services both performed by our subsidiary, ICG ADDCAR. This decrease was partially offset by increases of $1.6 million in other coal handling revenue, $0.3 million generated from two newly developed coal bed methane wells owned jointly by our subsidiary, CoalQuest, and CDX and a $1.7 million negotiated cash payment to us relating to a customer’s tax credit pursuant to the state of Maryland’s Mined Coal Tax Credit provision.

Cost and expenses - The following table reflects cost of operations for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	$	%(1)	$	%(1)	$	%
Cost of coal sales and other revenues	$585,940	89%	$357,077	77%	$228,863	64%
Freight and handling costs	14,157	2%	6,237	1%	7,920	127%
Depreciation, depletion and amortization	50,181	8%	29,489	6%	20,692	70%
Selling, general and administrative expenses	25,769	4%	23,591	5%	2,178	9%
Gain on sale of assets	(886)	*	(519)	*	(367)	71%

Total costs and expenses	$675,161	102%	$415,875	89%	$259,286	62%

Total costs and expenses per tons sold (2)	$46.24		$39.27		$6.97	18%

*	Not meaningful
(1)	Amount as a percentage of total revenues.
(2)	Included in total costs and expenses per tons sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.55 and $2.21 per ton for the nine months ended September 30, 2006 and 2005, respectively.

Cost of coal sales and other revenues – For the nine months ended September 30, 2006, our cost of coal sales increased $228.9 million, or 64%, to $585.9 million compared to $357.1 million for the nine months ended September 30, 2005. The increase in cost of coal sales was primarily a result of our acquisitions of Anker and CoalQuest which resulted in an increase in cost of coal sales of approximately $155.7 million which includes several unusual events and operating difficulties adversely affecting the first three quarters such as the closure of Stony River deep mine, the bankruptcy of a key coal supplier for our Vindex operation, an extended construction outage at the Sentinel Mine, adverse geological conditions encountered at the Sycamore No. 2 mine and the effects of the Sago mine accident in January 2006. The start-up of our Flint Ridge, County Line, East Mac and Nellie, and Raven mine sites also increased cost of coal sales by $51.7 million. Our performance was also adversely affected in the second quarter of 2006 by a fire at our Illinois mining complex. Other factors affecting cost of coal sales and other revenues were increased prices for steel-related mine supplies, escalated diesel fuel and lube costs of $9.5 million, increased costs for tire expense of $1.9 million, increased costs for repairs and maintenance of $2.6 million, increased blasting supplies costs of $2.8 million, increased contract labor costs of $2.0 million and increased purchase coal costs of $3.1 million. Variable sales-related costs such as royalties and severance taxes increased $4.6 million due to increased sales tonnage and sales realization. Trucking costs increased $2.1 million due to increased mine production and escalated diesel fuel costs. In addition, salary and hourly payroll expense and related benefits increased $10.7 million due to increased personnel and the necessity to maintain a competitive compensation program due to a highly competitive labor market. These increases were partially offset by decreases in equipment rental expense of $3.3 million due to the decision to purchase rather than lease needed equipment.

Costs of coal sales in the first three quarters of 2006 includes $6.0 million relating to the Sago mine accident, including reserves established for legal and other future costs and $4.7 million of carrying costs related to the mining operation prior to resuming operations at the end of the first quarter.

Freight and handling costs - Freight and handling costs increased $7.9 million to $14.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization - Depreciation, depletion and amortization expense increased $20.7 million to $50.2 million for the nine months ended September 30, 2006 compared to $29.5 million in the same period in 2005. Depreciation, depletion and amortization per ton increased from $2.78 per ton sold in the nine months ended September 30, 2005 to $3.44 per ton sold in the same period in 2006. The principal component of the increase was an increase in depreciation expense of $28.5 million of which $15.0 million was related to the acquisition of Anker and CoalQuest. The increase was also due to an increase in capital expenditures. The cost increase was offset by amortization income on below-market coal supply agreements of $9.1 million recorded in the nine months ended September 30, 2006.

Selling, general and administrative expenses - Selling, general and administrative expenses for the nine months ended September 30, 2006 were $25.8 million compared to $23.6 million for the same period in 2005. The increase of $2.2 million was attributable to gifts of $2.0 million made to the families of the thirteen miners involved in the Sago mine accident and increases in professional and consulting fees of $2.5 million. These increases were offset by a $5.7 million reduction in payroll taxes related to stock based compensation due to certain recipients of restricted stock awards filing Section 83(b) elections in 2005, which resulted in full taxation of the award at the grant date rather than upon vesting.

(Gain)/Loss on sale of assets - Asset sales resulted in a gain of $0.8 million for the nine months ended September 30, 2006, primarily from the sale of River Point dock, compared to $0.5 million on miscellaneous asset sales for the comparable period in 2005.

Total costs as percentage of revenues - Total costs and expenses as a percentage of total revenues increased to 102% for the nine months ended on September 30, 2006 from 89% for the comparable period in 2005, primarily as a result of increased cost of sales as detailed above.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, upgrading and maintaining equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time-to-time. Our primary sources of liquidity to meet these needs are cash flow from sales of our coal, other income, borrowings under our senior credit facility and capital equipment finance arrangements.

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of September 30, 2006, our available liquidity was $293.1 million, including cash of $28.0 million and $265.1 million available under our credit facility. Total debt represented 22.7% of our total capitalization at September 30, 2006. Our total capitalization represents our current short- and long-term debt combined with our total stockholders’ equity.

Cash paid for capital expenditures was approximately $127.4 million for the first nine months of 2006 and we currently expect our total capital expenditures will be approximately $200.0 million in 2006, primarily for investments in new equipment and for mining development operations. We have funded these capital expenditures, and will fund future capital expenditures, from our internal operations, proceeds from the notes offering, borrowings under our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We entered into an amended and restated credit facility in June 2006 that we expect will be sufficient to fund our expected capital expenditures through the peak planned spending years of 2006 and 2007.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the nine months ended September 30, 2006, we have spent $1.4 million to meet these standards and anticipate spending an additional $9.8 million for the remainder of 2006 and throughout 2007. As we take advantage of planned expansion opportunities from 2007 through 2009, principally as a result of the Anker and CoalQuest acquisitions, we expect to spend approximately $650.0 million on capital expenditures, which may require some additional external financing. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

We continue to be affected by increased costs for mine supplies, services, repair parts, tires and fuel. The third quarter and nine month 2006 results were adversely impacted by the continued rising prices of crude oil and natural gas, as well as increased labor costs. We are exploring a range of options to try to address these issues. In addition, as a result of infrastructure weaknesses and short-term geologic issues at Anker, the transition period for implementation of various operational improvements has taken longer than originally anticipated.

On April 8, 2006, we suffered a fire at our Viper Mine near Elkhart, Illinois, that idled the mine and forced replacement of its high angle conveyor belt. Repairs have been completed and the Company resumed production on May 8, 2006. Force Majeure notices were issued to affected customers, but coal continued to be shipped from existing inventory through May 2, 2006. No one was injured in the incident. We spent $1.6 million to replace fully depreciated fixed assets damaged in the fire and incurred an estimated $3.0 million in carrying costs while the mine was idle.

October 13, 2006, we concluded a transaction with a brokered coal supplier to terminate certain contractual coal delivery obligations effective as of December 31, 2006. The early termination resulted in proceeds of $7.0 million which will be recorded as a gain to be included in other revenue during the fourth quarter of 2006.

During the first three quarters of 2006, we experienced additional operating issues that have had a negative impact on our outlook. The closure of Vindex Energy’s Stony River mine has become permanent after a major roof fall in early February prevented access to the remaining coal reserves. Mining activity at Wolf Run’s Sycamore No. 2 mine suffered adverse geological conditions, which resulted in high production costs and reduced tonnage. As a result of high production costs, we implemented production cutbacks at the Sycamore No. 2 mine, as well as other operations, totaling approximately 3.2 million annual tons of high-cost production activity. Production at the Sentinel mine in our Philippi complex will be delayed until this December while we extend the mine shafts and slope access to encounter more favorable mining conditions in the recently acquired Clarion seam reserves. Our East Kentucky operation experienced rail service delays that resulted in our missing four trains and dropping quarterly revenues by approximately $2.5 million. Similar delays may or may not occur in the future. Our performance in the first three quarters of 2006 was also adversely affected by the bankruptcy of a key coal supplier for our Vindex operations and the ongoing effects of the Sago mine accident.

Cash Flows

Net cash provided by operating activities was $29.4 million for the nine months ended September 30, 2006, a decrease of $26.1 million from the same period in 2005. This decrease is attributable to a decrease in net income of $27.1 million after adjustment for non-cash charges. These decreases were partially offset by the effects of a decrease in net operating assets and liabilities of $1.0 million.

Net income decreased in the first nine months of 2006 compared to the same period in 2005 primarily as a result of higher operating costs, most notably diesel fuel, trucking costs due to increased diesel costs, blasting supplies, roof bolts and plates, the effects of the Sago mine accident, the effects of the Viper Mine fire, labor costs due to the highly competitive labor market and other operating issues noted above. Also impacting the comparability of net income for the nine months of 2006 compared with 2005 was the acquisition of Anker and CoalQuest in November 2005.

For the nine months ended September 30, 2006, net cash used in investing activities was $121.7 million compared to cash used in investing activities of $73.4 million for the nine months ended September 30, 2005. For the first nine months of 2006, $127.4 million of cash was used to replace our aged mining equipment fleet compared to $74.0 million in the same period 2005. Cash was returned from deposits of collateral for reclamation and royalty bonds of $0.4 million in the first nine months of 2006 compared to cash deposited of $0.02 million in the same period of 2005. Positively affecting investing activities for the first nine months of 2006 were proceeds of asset sales of $3.5 million and proceeds received in connection with a sale-leaseback transaction of $5.4 million. Investing activities also include cash paid (net of cash acquired) of $3.7 million relating to the acquisitions of Anker and CoalQuest and the former Horizon companies.

Net cash provided by financing activities of $111.1 million for the nine months ended September 30, 2006 was primarily due to proceeds of $175.0 million related to our senior note offering, which closed on June 23, 2006. The proceeds were used to repay all amounts outstanding under the then existing revolving credit facility of $91.3 million, including $70.0 million of which was borrowed in the first six months of 2006, and retire the then outstanding term loan facility of $19.5 million. Simultaneous with the senior notes offering, our credit facility was amended and restated resulting in an increased credit facility of up to $325.0 million. The senior notes offering and the amended and restated credit facility resulted in issuance fees of approximately $9.3 million. Cash was used in financing activities to repay short-term debt of $12.5 million in the first nine months of 2006. In the nine months ended September 30, 2005, cash was used in financing activities to repay short-term debt of $3.8 million and long-term debt and capital leases of $1.8 million. Also impacting financing activities for the nine months ended September 30, 2005 was financing costs of $0.3 million and proceeds from the issuance of common stock of $0.2 million.

Credit Facility and Long-term Debt Obligations

As of September 30, 2006 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30, 2006
10.25% Senior notes, due 2014	$175,000
Equipment notes	3,397

Total	178,397
Less current portion	(1,119)

Long-term debt and capital leases	$177,278

Senior notes—On June 23, 2006, we sold $175.0 million aggregate principal amount of our 10.25% senior notes due July 15, 2014 in a private placement pursuant to Rule 144A of the Securities Act, as amended, and Regulation S of the Securities Act, with net proceeds of approximately $171.5 million to us after deducting fees and other offering expenses. The net proceeds were used to repay all amounts outstanding under our then existing revolving credit facility of $91.3 million and retire our then outstanding term loan facility of $19.5 million. We intend to use the remaining proceeds to fund future capital expenditures, as well as for general corporate purposes. Interest on the notes are payable semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2007. The notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries that are material or that guarantee our amended and restated credit facility. The notes and the Guarantees rank equally with all of our and the Guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of our and the Guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of our subsidiaries that are not Guarantors. We have the option to redeem all or a portion of the notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, we may also redeem all or a portion of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

On October 6, 2006, the Company commenced an exchange offer pursuant to the registration rights agreement with the initial purchasers to enable holders to exchange the privately placed Notes for publicly registered notes. The exchange offer expired on November 10, 2006. The terms of the exchange notes are identical to the terms of the original notes for which they are being exchanged, except that the registration rights and the transfer restrictions applicable to the original notes are not applicable to the exchange notes.

The indenture governing the notes contains covenants that limit our ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets and incur liens. As of September 30, 2006, we were in compliance with our covenants under the indenture.

Credit facility—On June 23, 2006, we entered into a second amended and restated credit agreement consisting of a revolving credit facility of $325.0 million, of which up to a maximum of $125.0 million may be used for letters of credit, and matures on June 23, 2011. As of September 30, 2006, we had letters of credit totaling $59.9 million outstanding leaving $265.1 million available for future borrowing capacity. Interest on the borrowings under the credit facility is payable, at our option, at either the base rate plus an applicable margin based on our leverage ratio of 0.75% to 1.25% or LIBOR plus an applicable margin based on our leverage ratio of 1.75% to 2.25%. We must pay an unused commitment fee based on its leverage ratio of 0.375% or 0.50%. We must also pay a letter of credit participation fee with respect to outstanding letters of credit in an amount equal to the interest rate margin applicable to LIBOR borrowings under the revolving credit facility and letter of credit fronting fee of 0.20% per annum. The credit facility contains customary affirmative and negative covenants, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit facility also requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a limit on capital expenditures. As of September 30, 2006, we are in compliance with the covenants under the credit facility. The credit facility contains customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders under the agreement will be entitled to take various actions, including demanding payment for all amounts outstanding thereunder and foreclosing on any collateral.

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

Additionally, we have other long-term liabilities, including, but not limited to, mine reclamation and mine closure costs, below-market coal supply agreements, and “black lung” costs, and some of our operating and management-services subsidiaries have long-term liabilities relating to retiree health and other employee benefits.

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

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

Postretirement Benefits Other Than Pensions—In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 158 will have on our financial position, results of operations and cash flows.

Income Taxes—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of September 30, 2006, we had sales commitments for 99% of our planned 2006 production. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward contracts to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would increase pre-tax loss for the nine months ended September 30, 2006 by $2.0 million.

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which becomes effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on an initial $100 million (increasing to $200 million in March 2008) notional amount of revolving debt. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our renegotiated credit facility dated June 23, 2006. We recognize the change in the fair value of this agreement in the income statement in the period of change. For the three and nine months ended September 30, 2006, we recorded a loss of $1.0 million and $1.2 million, respectively, related to changes in fair market value.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of September 30, 2006, 99% of 2006 planned production is committed for sale, leaving approximately 1% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would not materially reduce pre-tax income for the remainder of 2006.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On July 19, 2006, J. Davitt McAteer, special advisor to West Virginia Governor Joe Manchin III, released a preliminary report relating to the January 2, 2006 fatal explosion at the Sago mine, operated by the Company’s subsidiary, Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.). The report concluded that, consistent with the Company’s initial findings announced on March 14, 2006, the explosion was caused by an ignition of methane within a previously abandoned and sealed area of the mine and that the ignition was probably caused by lightning. Final results of the investigations will not be known until federal and state safety officials conclude their investigations and issue their reports.

On August 23, 2006, the survivor of the Sago mine accident, Randal McCloy, and the representatives of two miners who died in the Sago mine accident filed separate complaints in the Kanawha Circuit Court in Kanawha County, West Virginia. The complaints allege various causes of action against International Coal Group, Inc. and its subsidiary, Wolf Run Mining Company, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also alleged causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer devices worn by the miners at the Sago mine. The Company will vigorously defend against the complaints.

On November 18, 2005, ICG, LLC, our wholly owned subsidiary, filed a complaint in the United States District Court for the Eastern District of Kentucky, Ashland Division, against Massey Coal Sales Company, Inc. (“Massey Coal Sales”) seeking damages for breach of a coal supply agreement under which Massey Coal Sales supplies coal to ICG, LLC for resale to a customer of ICG, LLC. ICG, LLC has asserted various claims related to Massey Coal Sales’ failure to ship significant tonnages required to be shipped under the contract and the failure of numerous shipments to meet quality specifications set forth in the contract. On August 14, 2006, Massey Coal Sales asserted various counterclaims against ICG, LLC in the Federal Court litigation claiming that ICG, LLC failed to provide rail cars, that the contract should have been terminated and, as a result, ICG, LLC has been unjustly enriched. Massey Coal Sales has claimed damages in excess of $50 million. ICG, LLC denies any liability under the counterclaim and is vigorously defending the counterclaim.

On June 1, 2006, ICG, LLC filed a complaint in the Pike Circuit Court in Pike County, Kentucky, against Massey Energy Company and various of its affiliates seeking compensatory and punitive damages on account of the defendants’ tortuous interference with ICG, LLC’s contract and relationship with its customer. The defendants filed a motion to dismiss ICG, LLC’s complaint and on August 23, 2006, that motion was denied by the court.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.	(H)

4.5	Form of 10.25% Note	(H)

4.6	Registration Rights Agreement, dated June 23, 2006, by and among ICG, the guarantors party thereto, UBS Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Banc of America Securities LLC and Wachovia Capital Markets, LLC.	(H)

10.3	Second Amended and Restated Credit Agreement, dated June 23, 2006, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent.	(H)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s current report on Form 8-K filed on June 26, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Name:	Bennett K. Hatfield
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bradley W. Harris
Name:	Bradley W. Harris
Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2006