Form 10-Q
period 2007-03-31
International Coal Group, Inc.
filed 2007-05-08
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2007 — 152,900,674.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,669	$18,742
Accounts receivable, net	83,265	71,093
Inventories, net	45,880	40,587
Deferred income taxes	9,841	8,493
Prepaid insurance	8,580	10,986
Income taxes receivable	12,573	13,280
Prepaid expenses and other	8,029	7,462

Total current assets	177,837	170,643

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	952,165	926,972
DEBT ISSUANCE COSTS, net	12,854	12,472
ADVANCE ROYALTIES, net	14,601	12,719
GOODWILL	193,207	192,222
OTHER NON-CURRENT ASSETS	6,427	6,852

Total assets	$1,357,091	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,835	$54,081
Short-term debt	10,852	19,815
Current portion of long-term debt and capital leases	2,710	1,749
Current portion of reclamation and mine closure costs	4,702	4,198
Current portion of employee benefits	2,555	2,555
Accrued expenses and other	60,253	57,742

Total current liabilities	150,907	140,140

LONG-TERM DEBT AND CAPITAL LEASES	215,497	178,286
RECLAMATION AND MINE CLOSURE COSTS	91,539	88,472
EMPLOYEE BENEFITS	47,620	45,390
DEFERRED INCOME TAXES	138,193	143,079
BELOW-MARKET COAL SUPPLY AGREEMENTS	52,881	58,882
OTHER NON-CURRENT LIABILITIES	9,139	9,186

Total liabilities	705,776	663,435

MINORITY INTEREST	735	1,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,904,788 and 152,906,488 shares issued and outstanding, respectively	1,529	1,529
Additional paid-in capital	635,276	633,937
Accumulated other comprehensive income	(4,207)	(4,278)
Retained earnings	17,982	26,161

Total stockholders’ equity	650,580	657,349

Total liabilities and stockholders’ equity	$1,357,091	$1,321,880

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
REVENUES:
Coal sales revenues	$212,960	$203,336
Freight and handling revenues	5,030	4,597
Other revenues	10,324	5,570

Total revenues	228,314	213,503
COSTS AND EXPENSES:
Cost of coal sales	194,149	183,159
Freight and handling costs	5,030	4,597
Cost of other revenues	8,188	6,041
Depreciation, depletion and amortization	21,176	17,096
Selling, general and administrative	8,628	9,993
Gain on sale of assets, net	(42)	(771)

Total costs and expenses	237,129	220,115

Loss from operations	(8,815)	(6,612)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(6,331)	(2,055)
Other, net	562	91

Total interest and other income (expense)	(5,769)	(1,964)

Loss before income taxes and minority interest	(14,584)	(8,576)
INCOME TAX BENEFIT	6,155	2,275

Loss before minority interest	(8,429)	(6,301)
MINORITY INTEREST	361	112

Net loss	$(8,068)	$(6,189)

Earnings per share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)
Weighted-average common shares outstanding:
Basic	152,132,534	151,879,547
Diluted	152,132,534	151,879,547

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,068)	$(6,189)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	21,176	17,096
Amortization of deferred finance costs included in interest expense	629	429
Minority interest	(361)	(112)
Compensation expense on restricted stock and options	1,339	1,098
Gain on sale of assets, net	(42)	(771)
Deferred income taxes	(6,315)	(54)
Amortization of accumulated post-retirement benefit obligation	71	—
Changes in assets and liabilities:
Accounts receivable	(12,184)	(205)
Inventories	(5,293)	(13,316)
Prepaid expenses and other	2,546	(2,595)
Other non-current assets	(282)	(2,638)
Accounts payable	8,937	10,268
Accrued expenses and other	2,457	8,355
Reclamation and mine closure costs	1,874	831
Other liabilities	2,015	401

Net cash from operating activities	8,499	12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	68	2,718
Additions to property, plant, equipment and mine development	(36,572)	(41,199)
Cash paid related to acquisitions and net assets acquired	(5,924)	(251)
Withdrawals of restricted cash	344	232

Net cash from investing activities	(42,084)	(38,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	553	—
Repayments on short-term debt	(9,516)	(2,441)
Borrowings on long-term debt	35,000	40,000
Repayments on long-term debt and capital leases	(514)	(503)
Debt issuance costs	(1,011)	(138)

Net cash from financing activities	24,512	36,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,073)	11,016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,669	$20,203

Supplemental information:
Cash paid for interest (net of amount capitalized)	$10,490	$1,048

Cash received for income taxes, net	$547	$—

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$6,686	$7,001

Purchases of property, plant, equipment and mine development through financing arrangements	$3,877	$5,020

Assets acquired through the assumption of liabilities	$1,586	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and include the accounts of International Coal Group, Inc. and its subsidiaries (the “Company”) and its controlled affiliates. Significant intercompany transactions, profits and balances have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the financial statements.

The accompanying interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

(2) Summary of Significant Accounting Policies and General

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

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

Income Taxes—Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty related to income taxes. As a result of the adoption of FIN 48, the Company recognized a $109 increase in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of unrecognized income tax benefits was $137. Included in the balance at January 1, 2007, are $109 of unrecognized income tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company files income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company is not currently under examination by the Internal Revenue Service, state or local tax authorities related to income taxes.

The Company recognizes interest expense and penalties related to unrecognized tax benefits as interest expense and other expense, respectively, in its consolidated statement of operations.

Reclassifications—The Company entered into an agreement with CDX Gas, LLC (“CDX”) for the purpose of exploration and development of coalbed methane under a joint operating agreement. Development costs, net of accumulated depreciation, were included in other non-current assets in the Company’s previously issued financial statements. Such assets have increased and will most likely continue to increase in the future. Development costs of $4,776, net of accumulated depreciation of $1,504, have been reclassified as property, plant, equipment and mine development, net, in the accompanying financial statements as of December 31, 2006. Related disclosures have been reclassified to conform to the 2007 presentation.

Cost of other revenues totaling $6,041 for the three months ended March 31, 2006, which were included in cost of coal sales and other revenues in previously issued financial statements, have been presented in a separate line item in the accompanying financial statements. Related disclosures have been reclassified to conform to the 2007 presentation.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Coal	$27,198	$23,736
Parts and supplies	19,165	17,427
Reserve for obsolescence–parts and supplies	(483)	(576)

Total	$45,880	$40,587

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2007	December 31, 2006
Coal lands	$604,920	$601,050
Mining and other equipment and related facilities	350,538	325,993
Mine development and contract costs	61,913	57,472
Construction work in process	44,126	34,947
Land and land improvements	24,843	23,432
Coalbed methane well development costs	13,709	6,280
Mine development in process	12,207	12,338

	1,112,256	1,061,512
Less–accumulated depreciation, depletion and amortization	(160,091)	(134,540)

Net property, plant, equipment and mine development	$952,165	$926,972

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended March 31, 2007 and 2006 was $27,084 and $18,177, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(5) Goodwill

Adjustments to goodwill for the three months ended March 31, 2007 are as follows:

Balance at December 31, 2006	$192,222
Bonding royalty	985

Balance at March 31, 2007	$193,207

Bonding royalty represents payments made on the gross sales receipts for coal mined and sold by the former Horizon Natural Resources companies that the Company acquired.

(6) Long-term Debt and Capital Leases

Long-term debt and capital leases consisted of the following:

	March 31, 2007	December 31, 2006
10.25% Senior notes, due 2014	$175,000	$175,000
Credit facility	35,000	—
Equipment notes	7,936	4,619
Capital leases	271	416

Total	218,207	180,035
Less–current portion	2,710	1,749

Long-term debt	$215,497	$178,286

Credit Facility—On June 23, 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility of $325,000, of which up to a maximum of $125,000 may be used for letters of credit, and matures on June 23, 2011. As of March 31, 2007, the Company had borrowings and letters of credit totaling $35,000 and $66,201, respectively, outstanding leaving $223,799 available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 1.25% to 2.00% or LIBOR plus an applicable margin based on the Company’s leverage ratio of 2.25% to 3.00%. The interest rate applicable to the debt was 8.11% as of March 31, 2007. As of March 31, 2007, the Company was in compliance with its covenants under the Amended Credit Facility. In January 2007, the Company entered into an amendment to its Amended Credit Facility (the “Amendment”). The Amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the Amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility.

Equipment Notes—The equipment notes have maturity dates extending to October 2011 and are collateralized by mining equipment. At March 31, 2007, the equipment notes accrued interest at fixed rates that range from 2.31% to 7.25%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(7) Income Taxes

The effective income tax rate for the three months ended March 31, 2007 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended March 31, 2007 increased to 42% from 27% for the three months ended March 31, 2006, primarily as the result of the effect of income tax deductions for depletion of mineral rights on projected earnings.

(8) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2007 and 2006.

	2007	2006
Net periodic benefit cost:
Service cost	$514	$324
Interest cost	264	167
Amortization of actuarial loss	71	14

Benefit cost	$849	$505

The plan is unfunded, therefore, no contributions were made by the Company for the three months ended March 31, 2007 and 2006.

(9) Earnings Per Share

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Net loss	$(8,068)	$(6,189)

Weighted-average common shares outstanding-Basic	152,132,534	151,879,547
Incremental shares arising from stock options	—	—
Incremental shares arising from restricted shares	—	—

Weighted-average common shares outstanding-Diluted	152,132,534	151,879,547

Earnings Per Share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Options to purchase 1,810,272 shares of common stock and 716,490 shares of restricted common stock outstanding at March 31, 2007 have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2007 because their effect was anti-dilutive. Options to purchase 1,191,492 shares of common stock and 746,210 shares of restricted common stock outstanding at March 31, 2006 have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2006 because their effect was anti-dilutive.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(10) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $101,698 as of March 31, 2007 to secure reclamation and other performance commitments. As of March 31, 2007, the Company has bank letters of credit outstanding of $66,201 under its revolving credit facility.

Legal Matters—On April 5, 2007 a class action lawsuit was filed in the U.S. District Court in the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint alleges that the Company’s registration statements filed in connection with its initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. The Company has not yet responded to the complaint.

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

(11) Related Party Transactions and Balances

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

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three months ended March 31, 2007, the Company recorded expenses totaling approximately $185 relating to these matters.

(12) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia and eastern Kentucky and include seven underground mines and nine surface mines. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four underground mines and five surface mines. The Company’s Illinois Basin operations include one underground mine. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three months ended March 31, 2007 and 2006 and segment assets as of March 31, 2007 and 2006 were as follows:

Three months ended March 31, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$134,002	$33,800	$17,853	$42,659	$228,314
EBITDA	17,233	(8,246)	3,628	308	12,923
Depreciation, depletion and amortization	15,442	1,581	1,673	2,480	21,176
Capital expenditures	24,785	16,610	976	9,796	52,167
Total assets	773,191	160,948	42,644	380,308	1,357,091
Goodwill	164,097	—	—	29,110	193,207

Three months ended March 31, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$125,372	$22,624	$15,303	$50,204	$213,503
EBITDA	25,652	(14,596)	1,610	(2,091)	10,575
Depreciation, depletion and amortization	9,301	3,545	1,687	2,563	17,096
Capital expenditures	20,961	25,167	1,491	5,601	53,220
Total assets	405,040	115,551	36,015	561,763	1,118,369
Goodwill	160,923	—	—	182,049	342,972

Revenue in the Ancillary category consists primarily of $35,043 and $46,011 relating to the Company’s brokered coal sales and $4,878 and $3,339 relating to contract highwall mining activities for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $10,563 and $12,021 for the three months ended March 31, 2007 and 2006, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

EBITDA represents net income or loss, before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interest. EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to EBITDA for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Net loss	$(8,068)	$(6,189)
Depreciation, depletion and amortization	21,176	17,096
Interest expense, net	6,331	2,055
Income tax benefit	(6,155)	(2,275)
Minority interest	(361)	(112)

EBITDA	$12,923	$10,575

(13) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006. In connection with the Company’s exchange of the Notes for an equal principal amount of notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes on a combined basis and (iv) the Company on a consolidated basis as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions or disposals. The Notes are not guaranteed by the Company’s joint venture, The Sycamore Group, LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
Total revenues	$—	$226,506	$1,808	$228,314
Cost of coal sales	—	191,920	2,229	194,149
Freight and handling costs	—	5,030	—	5,030
Cost of other revenues	—	8,188	—	8,188
Depreciation, depletion and amortization	—	21,094	82	21,176
Selling, general and administrative	—	8,628	—	8,628
Gain on sale of assets	—	(42)	—	(42)

Total costs and expenses	—	234,818	2,311	237,129
Loss from operations	—	(8,312)	(503)	(8,815)
Interest expense, net	(4,639)	(1,704)	12	(6,331)
Other, net	—	562	—	562

Loss before income taxes and minority interest	(4,639)	(9,454)	(491)	(14,584)
Income tax benefit	6,155	—	—	6,155
Minority interest	—	—	361	361

Net income (loss)	$1,516	$(9,454)	$(130)	$(8,068)

Condensed Statements of Operations

For the Three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
Total revenues	$—	$211,033	$2,470	$213,503
Cost of coal sales	—	180,454	2,705	183,159
Freight and handling costs	—	4,597	—	4,597
Cost of other revenues	—	6,041	—	6,041
Depreciation, depletion and amortization	—	17,009	87	17,096
Selling, general and administrative	—	9,993	—	9,993
Gain on sale of assets	—	(771)	—	(771)

Total costs and expenses	—	217,323	2,792	220,115
Loss from operations	—	(6,290)	(322)	(6,612)
Interest expense, net	—	(2,059)	4	(2,055)
Other, net	—	91	—	91

Loss before income taxes and minority interest	—	(8,258)	(318)	(8,576)
Income tax benefit	2,275	—	—	2,275
Minority interest	—	—	112	112

Net income (loss)	$2,275	$(8,258)	$(206)	$(6,189)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,668	$2,001	$9,669
Accounts receivable, net	—	82,930	335	83,265
Inventories, net	—	45,880	—	45,880
Deferred income taxes	9,841	—	—	9,841
Prepaid insurance	—	8,329	251	8,580
Income taxes receivable	12,573	—	—	12,573
Prepaid expenses and other	—	7,913	116	8,029

Total current assets	22,414	152,720	2,703	177,837
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	952,141	24	952,165
DEBT ISSUANCE COSTS, net	4,482	8,372	—	12,854
ADVANCE ROYALTIES, net	—	14,601	—	14,601
GOODWILL	—	193,207	—	193,207
OTHER NON-CURRENT ASSETS	—	6,427	—	6,427

Total assets	$26,896	$1,327,468	$2,727	$1,357,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50	$69,490	$295	$69,835
Short-term debt	—	10,852	—	10,852
Current portion of long-term debt and capital leases	—	2,689	21	2,710
Current portion of reclamation and mine closure costs	—	4,198	504	4,702
Current portion of employee benefits	—	2,555	—	2,555
Accrued expenses and other	3,789	56,414	50	60,253

Total current liabilities	3,839	146,198	870	150,907
LONG-TERM DEBT AND CAPITAL LEASES	175,000	40,497	—	215,497
RECLAMATION AND MINE CLOSURE COSTS	—	91,482	57	91,539
LONG-TERM EMPLOYEE BENEFITS	—	47,620	—	47,620
DEFERRED INCOME TAXES	138,193	—	—	138,193
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	52,881	—	52,881
OTHER NON-CURRENT LIABILITIES	28	9,111	—	9,139

Total liabilities	317,060	387,789	927	705,776
MINORITY INTEREST	—	—	735	735

Total liabilities and minority interest	317,060	387,789	1,662	706,511
Total stockholders’ equity	(290,164)	939,679	1,065	650,580

Total liabilities and equity	$26,896	$1,327,468	$2,727	$1,357,091

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$18,742
Accounts receivable, net	10	70,157	926	71,093
Inventories, net	—	40,587	—	40,587
Deferred income taxes	8,493	—	—	8,493
Prepaid insurance	—	10,917	69	10,986
Income taxes receivable	13,280	—	—	13,280
Prepaid expenses and other	—	7,243	219	7,462

Total current assets	21,783	145,653	3,207	170,643
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	926,865	107	926,972
DEBT ISSUANCE COSTS, net	4,636	7,836	—	12,472
ADVANCE ROYALTIES, net	—	12,719	—	12,719
GOODWILL	—	192,222	—	192,222
OTHER NON-CURRENT ASSETS	—	6,852	—	6,852

Total assets	$26,419	$1,292,147	$3,314	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$53,711	$370	$54,081
Short-term debt	—	19,815	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	4,198
Current portion of employee benefits	—	2,555	—	2,555
Accrued expenses and other	9,367	48,177	198	57,742

Total current liabilities	9,367	130,125	648	140,140
LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	45,390
DEFERRED INCOME TAXES	143,079	—	—	143,079
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	9,186

Total liabilities	327,446	335,037	952	663,435
MINORITY INTEREST	—	—	1,096	1,096

Total liabilities and minority interest	327,446	335,037	2,048	664,531
Total stockholders’ equity	(301,027)	957,110	1,266	657,349

Total liabilities and equity	$26,419	$1,292,147	$3,314	$1,321,880

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$8,401	$98	$8,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	68	—	68
Additions to property, plant, equipment and mine development	—	(36,572)	—	(36,572)
Cash paid related to acquisitions and net assets acquired	—	(5,924)	—	(5,924)
Withdrawals of restricted cash	—	344	—	344

Net cash from investing activities	—	(42,084)	—	(42,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553	—	553
Repayments on short-term debt	—	(9,516)	—	(9,516)
Borrowings on long-term debt	—	35,000	—	35,000
Repayments on long-term debt and capital leases	—	(455)	(59)	(514)
Debt issuance costs	—	(1,011)	—	(1,011)
Contributions (distributions)	—	30	(30)	—

Net cash from financing activities	—	24,601	(89)	24,512

Net change in cash and cash equivalents	—	(9,082)	9	(9,073)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,667	$2,002	$9,669

Condensed Statements of Cash Flows

For the Three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$12,724	$(126)	$12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,718	—	2,718
Additions to property, plant, equipment and mine development	—	(41,199)	—	(41,199)
Cash paid related to acquisitions, net	—	(251)	—	(251)
Withdrawals of restricted cash	—	232	—	232

Net cash from investing activities	—	(38,500)	—	(38,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(2,441)	—	(2,441)
Borrowings on long-term debt	—	40,000	—	40,000
Repayments on long-term debt and capital leases	—	(448)	(55)	(503)
Debt issuance costs	—	(138)	—	(138)
Contributions (distributions)	—	44	(44)	—

Net cash from financing activities	—	37,017	(99)	36,918

Net change in cash and cash equivalents	—	11,241	(225)	11,016
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$18,290	$1,913	$20,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the on-going integration of the former Anker and CoalQuest entities into our business;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements;

•	the impairment of the value of our goodwill;

•	the on-going effects of the Sago mine explosion;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

        You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2006 Annual Report on Form 10–K.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues – The following table depicts revenues for the three months ended March 31, 2007 and 2006 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$212,960	$203,336	$9,624	5%
Freight and handling revenues	5,030	4,597	433	9%
Other revenues	10,324	5,570	4,754	85%

Total revenues	$228,314	$213,503	$14,811	7%

Tons sold	4,981	4,699	282	6%
Coal sales revenue per ton	$42.75	$43.27	$(0.52)	(1)%

Coal sales revenues – Coal sales revenues increased $9.6 million for the three months ended March 31, 2007, or 5%, compared to the same period in 2006. This increase was due to a 6% increase in tons sold in 2007 compared to 2006. Tons sold in 2007 increased by 0.9 million due to new mines that commenced operations subsequent to the first quarter of 2006. The increase in tons sold related to new mines was partially offset by a decrease of approximately 0.6 million tons sold as a result of the idling and closing of mines during the fourth quarter of 2006, as well as the expiration of certain purchased coal contracts in 2006. The increase in coal sales revenues from increased sales tons was offset by a $0.52 per ton reduction in sales realization primarily related to coal supply agreements.

Freight and handling revenues – Freight and handling revenues increased $0.4 million to $5.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues – Other revenues increased $4.7 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was due to $1.9 million of revenue generated from newly developed coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”) and increased revenue of $1.5 million from our highwall mining activities from our subsidiary, ICG ADDCAR. Additionally, we experienced increases of $0.5 million in processing revenue, $0.5 million in ash disposal revenue, $0.4 million representing a negotiated cash payment to us relating to a customer’s tax credit and an increase of $0.2 million in royalty revenues. The increases were partially offset by lower revenue of $0.3 million from our shop services performed by ICG ADDCAR.

Cost and expenses – The following table reflects cost of operations for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$194,149	$183,159	$10,990	6%
Freight and handling costs	5,030	4,597	433	9%
Cost of other revenues	8,188	6,041	2,147	36%
Depreciation, depletion and amortization	21,176	17,096	4,080	24%
Selling, general and administrative expenses	8,628	9,993	(1,365)	(14)%
Gain on sale of assets	(42)	(771)	729	(95)%

Total costs and expenses	$237,129	$220,115	$17,014	8%

Total costs and expenses per ton sold	$47.61	$46.84	$0.77	2%

Cost of coal sales – For the three months ended March 31, 2007, our cost of coal sales increased $11.0 million, or 6%, to $194.1 million compared to $183.2 million for the three months ended March 31, 2006. The increase in cost of coal sales was primarily the result of a 6% increase in sales tons as described above.

New mining operations at our East Mac and Nellie, Flint Ridge, Raven, Crown and Imperial mines increased cost of coal sales by $35.8 million. Increased costs from new mining operations was partially offset by a decrease in costs of $12.9 million resulting from the closure of our higher cost Crown East II, Sycamore No. 2, Stony River and Island mines in 2006. Cost of coal sales at existing mines decreased $11.9 million, primarily as a result of a 0.3 million ton decrease in sales.

Cost of coal sales as a percentage of coal sales revenue increased from 90% in 2006 to 91% in 2007. The increase was primarily the result of a $0.52 per ton decrease in sales realization.

Cost per ton remained constant at $38.98 for the three months ended March 31, 2007 compared to the same period in 2006. Decreases in costs affecting cost per ton in 2007 compared to 2006, primarily consisting of $2.5 million related to the Sago mine accident, $3.8 million in purchased coal resulting from the expiration of brokered coal contracts, $1.0 million in blasting supplies, $1.7 million of vehicle and equipment lease and rental expense and decreases related to the closure of certain higher cost mines, were offset by a $3.4 million increase in employee healthcare and workers compensation costs, increased cost per ton from decreased productivity at existing mines and higher costs per ton at new mines which are not yet running at their full annual production rate.

Freight and handling costs – Freight and handling costs increased $0.4 million to $5.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Cost of other revenues – For the three months ended March 31, 2007, cost of other revenues increased $2.1 million, or 36%, to $8.2 million compared to $6.0 million for the three months ended March 31, 2006. The increase was primarily due to increased expenses related to work performed by ICG ADDCAR resulting from an increase in the number of contract mining projects during the quarter.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $4.1 million to $21.2 million for the three months ended March 31, 2007 compared to $17.1 million in the same period in 2006. Depreciation, depletion and amortization per ton increased to $4.25 per ton sold in the three months ended March 31, 2007 from $3.64 per ton sold in the same period in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $7.4 million for the three months ended March 31, 2007 related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Depreciation of coalbed methane well development costs resulted in an additional increase of $1.6 million. The increases were partially offset by an increase in amortization income on below-market coal supply agreements of $4.8 million during the three months ended March 31, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for three months ended March 31, 2007 were $8.6 million compared to $10.0 million for the same period in 2006. The decrease of $1.4 million was primarily attributable to gifts aggregating $2.0 million made in 2006 to the families of the thirteen miners involved in the Sago mine accident, partially offset by an increase of $0.5 million in compensation expense primarily attributable to equity awards.

Gain on sale of assets – Gain on sale of assets decreased $0.7 million for the three months ended March 31, 2007 from the comparable period in 2006, primarily due to the gain on the sale of the River Point dock during the first quarter of 2006.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, upgrading and maintaining equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time-to-time. Our primary sources of liquidity to meet these needs are cash flows from sales of our coal, other income, borrowings under our credit facility and capital equipment finance arrangements.

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of March 31, 2007, our available liquidity was $233.5 million, including cash of $9.7 million and $223.8 million available under our amended and restated credit facility. Total debt represented 26.0% of our total capitalization at March 31, 2007. Our total capitalization represents our current short- and long-term debt combined with our total stockholders’ equity.

We currently expect our total capital expenditures will be approximately $165 million in 2007, primarily for investments in new equipment and for mining development operations. Cash paid for capital expenditures was approximately $41.6 million for the first three months of 2007. We have funded these capital expenditures, and will fund future capital expenditures, from our internal operations, proceeds from the notes offering, borrowings under our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We entered into the amended and restated credit facility in June 2006 that we expect will be sufficient to fund our anticipated capital expenditures under our current budget plan through 2010. Our credit facility was further amended in January 2007 to modify certain financial covenants, which we expect will give us increased flexibility in facilitating our growth strategy.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the three months ended March 31, 2007, we spent $1.6 million to meet these standards and anticipate spending an additional $5.4 million for the remainder of 2007. As we take advantage of planned expansion opportunities from 2007 through 2009, principally as a result of the Anker and CoalQuest acquisitions, we expect to spend approximately $513 million on capital expenditures, which may require some additional external financing. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Despite some market improvement, we continue to be affected by weakened demand for coal. The weakened demand forced production schedule cutbacks and increased handling costs. Consequently, certain operations at our Buckhannon, Vindex and Flint Ridge complexes were unprofitable at current market prices. As a result, we idled Buckhannon’s Sago mine and sharply curtailed production at both Vindex Energy’s Carlos surface mine and Flint Ridge’s No. 1 surface mine. As part of the Flint Ridge reconfiguration, we redeployed some of the surface equipment to lower-cost reserves at ICG Hazard’s County Line surface mine.

On March 23, 2007, Judge Robert Chambers of the Federal District Court for the Southern District of West Virginia ruled that the U.S. Army Corps of Engineers (the “Corps”) had inappropriately approved four Massey Energy Company dredge and fill (Clean Water Act §404) permits. Holding that the permits did not appropriately define either the “structure and function” of the streams, or how the proposed mitigation would compensate for the environmental impacts of the fills, the court rescinded the permits, enjoined all activities authorized by the permits and remanded them back to the Corps for further proceedings. Although we were not a party to that litigation, the court’s decision could adversely impact our subsidiaries’ permitting processes and schedules. The Corps has not publicly disclosed how it will alter its permit review process in light of the court’s decision, and therefore, the impact on the issuance of §404 permits industry-wide remains unknown. The Company currently has three subsidiaries in the Southern District of West Virginia that will require §404 permits within the next two years. If we are unable to obtain §404 permits on a timely basis as a result of this court decision, we would be delayed in or precluded from commencing certain new operations, or in expanding certain existing operations, which could have a material adverse effect on our operations and, therefore, our results.

Cash Flows

Net cash provided by operating activities was $8.5 million for the three months ended March 31, 2007, a decrease of $4.1 million from the same period in 2006. This decrease is attributable to an increase in net loss of $3.1 million after adjustment for non-cash charges. This decrease was further affected by the effects of a decrease in net operating assets and liabilities of $1.0 million.

For the three months ended March 31, 2007, net cash used in investing activities was $42.1 million compared to cash used in investing activities of $38.5 million for the three months ended March 31, 2006. For the first three months of 2007, $41.6 million of cash was used to support existing mining operations and for development of new mining complexes compared to $41.2 million in the same period of 2006. Investing activities for the first three months of 2007 also includes cash paid of $0.9 million representing contingency payments related to the Horizon acquisition as compared to cash paid of $0.3 million in 2006. Additionally, we collected proceeds from asset sales of $0.1 million during the three months ended March 31, 2007 versus $2.8 million during the comparable period of 2006.

Net cash provided by financing activities of $24.5 million for the three months ended March 31, 2007 was primarily due to borrowings of $35.0 million on our credit facility. An additional $0.5 million was provided by short-term notes entered into during the quarter. These borrowings were offset by repayments on our short-term and long-term debt and capital leases of $9.5 million and $0.5 million, respectively. Also impacting financing activities for the three months ended March 31, 2007 was additional finance costs of $1.0 million related to amending our credit facility.

Credit Facility and Long-term Debt Obligations

As of March 31, 2007, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

March 31, 2007
10.25% Senior notes, due 2014	$175,000
Credit facility	35,000
Equipment notes	7,936
Capital leases	271

Total	218,207
Less current portion	2,710

Long-term debt and capital leases	$215,497

Credit facility—In January 2007, we entered into an amendment to the second amended and restated credit agreement (the “Amendment”). The Amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. The Amendment also revised certain interest rate thresholds and unused commitment fee levels under the credit agreement.

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

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty related to income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 resulted in a decrease of $0.1 million in our retained earnings balance as of January 1, 2007.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which became effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on an initial $100 million (increasing to $200 million in March 2008) notional amount of revolving debt. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our renegotiated credit facility dated June 23, 2006. We recognize the change in the fair value of this agreement in the income statement in the period of change.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of March 31, 2007, 88% of 2007 planned production is committed for sale, leaving approximately 12% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $2.2 million for 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On April 5, 2007 a class action lawsuit was filed in the U.S. District Court in the Southern District of West Virginia against us and certain of our officers and directors. The complaint alleges that our registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. We have not yet responded to the complaint.

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business. We believe we have recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

On March 23, 2007, a federal court rescinded certain previously approved permits issued to one of our competitors. Listed below is a risk factor associated with the decision:

Judicial rulings that restrict disposal of mining spoil material could significantly increase our operating costs, discourage customers from purchasing our coal and materially harm our financial condition and operating results.

Mining in the mountainous terrain of Appalachia typically requires the use of valley fills for the disposal of excess spoil (rock and soil material) generated by construction and mining activities. In our surface mining operations, we use mountaintop removal mining wherever feasible because it allows us to recover more tons of coal per acre and facilitates the permitting of larger projects, which allows mining to continue over a longer period of time than would be the case using other mining methods. Mountaintop removal mining, along with other methods of surface mining, depend on valley fills to dispose of mining spoil material. Construction of roads, underground mine portal sites, coal processing and handling facilities and coal refuse embankments or impoundments also require the development of valley fills. We obtain permits to construct and operate valley fills and surface impoundments from the Army Corps of Engineers, or ACOE, under the auspices of Section 404 of the federal Clean Water Act. Lawsuits challenging the ACOE’s authority to authorize surface mining activities under Nationwide Permit 21 or under more comprehensive individual permits have been instituted by environmental groups. The Fourth Circuit Court of Appeals recently rejected one such suit that was originally filed in West Virginia, concluding that the ACOE complied with the Clean Water Act in promulgating Nationwide Permit 21. A similar lawsuit filed in federal court in Kentucky is still pending. However, in a recent decision in a federal district court in West Virginia, the court ruled that the ACOE had inappropriately approved certain Section 404 permits issued to Massey Energy Company and rescinded those permits. The ACOE has not yet announced how it will alter the permit process in light of the court’s decision and therefore the impact of this decision is not yet known. The Company currently has three subsidiaries in that jurisdiction of West Virginia that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal.

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(G)

4.5	Form of 10.25% Note	(G)

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(H)

10.2	Director Compensation Plan	(D)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

SIGNATURES

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

Date: May 8, 2007