Form 10-K/A
period 2006-12-31
International Coal Group, Inc.
filed 2007-07-23
CIK 1320934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (this Amendment) to correct information that was included in our original Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) as described below. For the convenience of the reader, this Amendment sets forth the entire 2006 Form 10-K. However, this Amendment amends and restates only Items 6, 7 and 8 of Part II of the 2006 Form 10-K. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2006 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original March 1, 2007 filing date of the 2006 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2006 Form 10-K that we filed on March 1, 2007. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

In preparing our consolidated financial statements for the year ended December 31, 2006, we incorrectly reported the effect of our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), by including the transition adjustment of $(4.3) million, net of tax of $2.6 million, as a component of comprehensive loss. Also within the transition adjustment, we incorrectly recorded deferred taxes of $0.4 million associated with actuarial gains related to the subsidy provided for by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The amount originally reported as comprehensive loss for the year ended December 31, 2006 was $(13.6) million; the restated amount after the correction of the error is $(9.3) million. The amounts originally reported as deferred income taxes and the transition adjustment were $143.1 million and $(4.3) million, respectively; the restated amounts after the correction of the error were $142.6 million and $(3.8) million, respectively.

Additionally, we incorrectly presented our consolidating financial statement schedules contained in the supplementary guarantor information in Note 22 within the consolidated financial statements included in Item 8 by using the cost method of accounting for our investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net income (loss) of the subsidiaries is therefore reflected in the parent’s investment accounts. The net loss of the parent as originally reported was $(0.7) million and $(16.7) million for the years ended December 31, 2006 and 2005, respectively, and $(2.6) million for the period May 13, 2004 to December 31, 2004. The restated net income (loss) of the parent after the correction was $(9.3) million and $31.8 million for the years ended December 31, 2006 and 2005, respectively, and $4.2 million for the period May 13, 2004 to December 31, 2004. The balance sheets of the parent as originally reported were restated to reflect the parent’s investment in its subsidiaries of $958.4 million and $700.4 million at December 31, 2006 and 2005, respectively, with a corresponding increase in stockholders’ equity. The statements of cash flows of the parent as originally reported were restated to reflect investments by the parent in its subsidiaries of $172.8 million and $193.4 million for the years ended December 31, 2006 and 2005, respectively, and $147.6 million for the period May 13, 2004 to December 31, 2004. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows.

INDEX TO ANNUAL REPORT

ON FORM 10-K/A

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

You should keep in mind that any forward-looking statement made by us in this Annual Report on Form 10-K/A speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur.

iii

PART I

Introduction

This report is both our 2006 annual report to stockholders and our 2006 Annual Report on Form 10-K/A required under the federal securities laws.

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

	International Coal Group, Inc.			Horizon (Predecessor to International Coal Group, Inc.)			AEI Resources (predecessor to Horizon)
	Year ended December 31, 2006	Year ended December 31, 2005	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004(2)	Year ended December 31, 2003(2)	Period from May 10, 2002 to December 31, 2002(2)	Period from January 1, 2002 to May 9, 2002(2)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Coal sales revenues	$833,998	$619,038	$130,463	$346,981	$441,291	$264,235	$136,040
Freight and handling revenues	18,890	8,601	880	3,700	8,008	6,032	2,947
Other revenues	38,706	22,852	5,648	22,841	31,771	27,397	21,183

Total revenues	891,594	650,491	136,991	373,522	481,070	297,664	160,170
Costs and Expenses:
Freight and handling costs	18,890	8,601	880	3,700	8,008	6,032	2,947
Cost of coal sales and other revenues	770,009	510,834	113,707	306,429	400,652	251,361	114,767
Depreciation, depletion and amortization	71,846	43,195	7,943	27,547	52,254	40,033	32,316
Selling, general and administrative	34,535	28,785	4,194	8,477	23,350	16,695	9,677
(Gain) loss on sale of assets	(1,460)	(502)	(10)	(226)	(4,320)	(39)	(93)
Writedowns and special items	—	—	—	10,018	9,100	729,953	8,323

Total costs and expenses	893,820	590,913	126,714	355,945	489,044	1,044,035	167,937

Income (loss) from operations	(2,226)	59,578	10,277	17,577	(7,974)	(746,371)	(7,767)
Interest and Other Income (Expense):
Interest expense, net	(18,091)	(14,394)	(3,453)	(114,211)	(145,892)	(80,405)	(36,666)
Reorganization items	—	—	—	(12,471)	(23,064)	(4,075)	787,900
Other, net	2,113	3,302	16	1,442	187	1,256	499

Total interest and other income (expense)	(15,978)	(11,092)	(3,437)	(125,240)	(168,769)	(83,224)	751,733

Income (loss) before income taxes and minority interest	(18,204)	48,486	6,840	(107,663)	(176,743)	(829,595)	743,966
Income tax (expense) benefit	8,987	(16,676)	(2,591)	—	—	—	—
Minority interest	(58)	15	—	—	—	—	—

Net income (loss)	$(9,275)	$31,825	$4,249	$(107,663)	$(176,743)	$(829,595)	$743,966

	International Coal Group, Inc.			Horizon (Predecessor to International Coal Group, Inc.)			AEI Resources (predecessor to Horizon)
	Year ended December 31, 2006	Year ended December 31, 2005	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004(2)	Year ended December 31, 2003(2)	Period from May 10, 2002 to December 31, 2002(2)	Period from January 1, 2002 to May 9, 2002(2)
Earnings Per Share(1):
Basic	$(0.06)	$0.29	$0.04	$—	$—	$—	$—
Diluted	(0.06)	0.29	0.04	—	—	—	—
Weighted-Average Common Shares Outstanding(1):
Basic	152,028,165	111,120,211	106,605,999	—	—	—	—
Diluted	152,028,165	111,161,287	106,605,999	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$18,742	$9,187	$23,967	$—	$859	$114	$87,278
Total assets	1,321,880	1,056,163	459,975	539,606	576,372	623,800	1,521,318
Long-term debt and capital leases	180,035	45,462	175,681	29	315	1,157	933,106
Total liabilities and minority interest(3)	664,099	390,291	305,575	1,422,290	1,351,393	1,222,219	1,286,318
Total stockholders’ equity (members’ deficit)(3)	657,781	665,872	154,400	(882,684)	(775,021)	(598,419)	235,000
Total liabilities and stockholders’ equity (members’ deficit)	1,321,880	1,056,163	459,975	539,606	576,372	623,800	1,521,318
Statement of Cash Flows Data:
Net cash from:
Operating activities	$55,591	$77,319	$30,264	$28,085	$20,030	$76,378	$(353,592)
Investing activities	(160,769)	(104,713)	(329,168)	3,437	(3,826)	(12,805)	44,555
Financing activities	114,733	12,614	322,871	(32,381)	(15,459)	(78,025)	259,011
Capital expenditures	165,658	108,231	5,583	6,624	16,937	13,435	10,963

(1)	Earnings per share data and average shares outstanding are not presented for the year ended December 31, 2003 and the period from January 1, 2004 to September 30, 2004 because they were prepared on a carve-out basis. The financial statements prepared for predecessor periods are carve-out financial statements reflecting the operations and financial condition of the Horizon assets acquired by us as of September 30, 2004 (collectively, the “combined companies”). The predecessor financial statements were prepared from the separate accounts and records maintained by the combined companies. In addition, certain assets and expense items represent allocations from Horizon. The accounts allocated include vendor advances, reclamation deposits and selling, general and administrative expenses.
(2)	As restated. See Note 12 to the combined financial statements of Horizon included elsewhere in this report.
(3)	As restated. See Note 24 to the consolidated financial statements of International Coal Group, Inc. included elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that include numerous risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K/A under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial Data” and audited and unaudited consolidated financial statements and notes thereto of International Coal Group, Inc. and its subsidiaries and the audited and unaudited consolidated financial statements and notes thereto of Horizon NR, LLC, each appearing elsewhere in this Annual Report on Form 10-K/A.

As discussed in Note 12 to Horizon NR, LLC’s combined financial statements, Horizon’s financial statements have been restated. As discussed in Note 24 to International Coal Group, Inc.’s consolidated financial statements, ICG’s financial statements have been restated. The accompanying management discussion and analysis gives effect to these restatements.

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

Postretirement Benefits Other Than Pensions.    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006, while the new measurement date is effective for fiscal years ending after December 15, 2008. Adoption of SFAS No. 158 resulted in increases of $6,925 and $3,846 to our postretirement benefit obligation liability, and accumulated comprehensive loss, respectively, at December 31, 2006, and a decrease of $3,079 to our deferred tax liabilities at December 31, 2006.

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

The following financial statements are filed as part of this Annual Report on Form 10-K/A under Item 8:

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 (July 23, 2007 as to Note 24) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, as of December 31, 2006.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007 (July 23, 2007 as to Note 24)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,742	$9,187
Accounts receivable	71,093	64,841
Inventories, net	40,587	20,667
Deferred income taxes	8,493	4,923
Prepaid insurance	10,986	7,055
Income taxes receivable	13,280	3,781
Prepaid expenses and other	7,462	10,673

Total current assets	170,643	121,127

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	922,196	571,484
DEBT ISSUANCE COSTS, net	12,472	6,523
ADVANCE ROYALTIES, net	12,719	9,344
GOODWILL	192,222	340,736
OTHER NON-CURRENT ASSETS	11,628	6,949

Total assets	$1,321,880	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,081	$52,230
Short-term debt	19,815	4,113
Current portion of long-term debt and capital leases	1,749	1,646
Current portion of reclamation and mine closure costs	4,198	4,697
Current portion of employee benefits	2,555	1,524
Accrued expenses and other	57,742	43,444

Total current liabilities	140,140	107,654

LONG-TERM DEBT AND CAPITAL LEASES	178,286	43,816
RECLAMATION AND MINE CLOSURE COSTS	88,472	79,655
EMPLOYEE BENEFITS	45,390	33,297
DEFERRED INCOME TAXES (as restated—see Note 24)	142,647	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	58,882	72,376
OTHER NON-CURRENT LIABILITIES	9,186	9,257

Total liabilities	663,003	389,253

MINORITY INTEREST	1,096	1,038

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01 2,000,000,000 shares authorized, 152,906,488 and 152,321,908 shares issued and outstanding, respectively	1,529	1,523
Additional paid-in capital	633,937	632,897
Unearned compensation—restricted stock	—	(4,622)
Accumulated other comprehensive income (as restated—see Note 24)	(3,846)	—
Retained earnings	26,161	36,074

Total stockholders’ equity	657,781	665,872

Total liabilities and stockholders’ equity	$1,321,880	$1,056,163

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

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Restricted Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Capital Contribution	106,605,999	$11	$150,140	$—	$—	$—	$150,151
Net income	—	—	—	—	—	4,249	4,249

Balance—December 31, 2004	106,605,999	11	150,140	—	—	4,249	154,400

Net income	—	—	—	—	—	31,825	31,825
Issuance of restricted stock and stock awards	600,000	—	8,090	(8,090)	—	—	—
Issuance of shares of common stock pursuant to compensation agreement	25,000	—	372	—	—	—	372
Compensation expense-restricted stock and stock awards	—	—	—	3,468	—	—	3,468
Compensation expense-stock options	—	—	288	—	—	—	288
Corporate reorganization (Note 1)	—	1,061	(1,061)	—	—	—	—
Issuance of shares in Anker/CoalQuest acquisition	24,090,909	241	264,759	—	—	—	265,000
Issuance of shares of common stock in connection with public offering	21,000,000	210	210,309	—	—	—	210,519

Balance—December 31, 2005	152,321,908	1,523	632,897	(4,622)	—	36,074	665,872

Net loss	—	—	—	—	—	(9,275)	(9,275)

Comprehensive loss (as restated—see Note 24)							(9,275)
Effect of adoption of SFAS No. 158 (Note 2), net of tax of $3,079	—	—	—	—	(3,846)	—	(3,846)
Effect of adoption of EITF 04-6 (Note 2), net of tax of $400	—	—	—	—	—	(638)	(638)
Effect of adoption of SFAS No. 123(R) (Note 2)	—	—	(4,622)	4,622	—	—	—
Issuance of restricted stock and stock awards, net of forfeitures	584,580	6	(6)	—	—	—	—
Compensation expense-restricted stock and stock awards	—	—	3,537	—	—	—	3,537
Compensation expense-stock options	—	—	2,131	—	—	—	2,131

Balance—December 31, 2006	152,906,488	$1,529	$633,937	$—	$(3,846)	$26,161	$657,781

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

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Deferred income taxes	$145,726	$(3,079)	$142,647
Long-term employee benefits	38,465	6,925	45,390
Total liabilities	659,157	3,846	663,003
Accumulated other comprehensive loss	—	(3,846)	(3,846)
Total stockholders’ equity	661,627	(3,846)	657,781

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

(Dollars in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are summarized as follows:

	2006	2005
Deferred tax assets:
Accrued employee benefits	$18,749	$13,388
Accrued reclamation and closure	33,456	32,363
Below-market contracts	21,751	26,305
NOL carryover	8,764	7,638
Other	13,120	7,757

	95,840	87,451
Deferred tax liabilities:
Property, coal lands and mine development costs	(214,393)	(116,883)
Other	(15,601)	(8,843)

	(229,994)	(125,726)

Net deferred tax asset (liability)	$(134,154)	$(38,275)

Classified in balance sheet:
Deferred income taxes—current	$8,493	$4,923
Deferred income taxes—non-current	(142,647)	(43,198)

Total	$(134,154)	$(38,275)

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

(Dollars in thousands, except per share data)

Statements of Operations

For the Year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues(1)	$—	$881,425	$10,343	$(174)	$891,594

Cost of coal sales and other revenues	—	759,988	10,021	—	770,009
Freight and handling costs	—	18,890	—	—	18,890
Depreciation, depletion and amortization	—	71,534	312	—	71,846
Selling, general and administrative(1)	—	34,535	174	(174)	34,535
Gain on sale of assets	—	(1,125)	(335)	—	(1,460)

Total costs and expenses(1)	—	883,822	10,172	(174)	893,820

Income (loss) from operations(1)	—	(2,397)	171	—	(2,226)
Interest income (expense), net	(9,684)	(8,423)	16	—	(18,091)
Other, net	—	2,113	—	—	2,113

Income (loss) before taxes and minority interest(1)	(9,684)	(8,707)	187	—	(18,204)
Income tax benefit	8,987	—	—	—	8,987
Minority interest	—	—	(58)	—	(58)
Equity in net income (loss) of subsidiaries(1)	(8,578)	129	—	8,449	—

Net income (loss)(1)	$(9,275)	$(8,578)	$129	$8,449	$(9,275)

Statements of Operations

For the Year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues(1)	$—	$649,411	$1,098	$(18)	$650,491

Cost of coal sales and other revenues	—	509,736	1,098	—	510,834
Freight and handling costs	—	8,601	—	—	8,601
Depreciation, depletion and amortization	—	43,153	42	—	43,195
Selling, general and administrative(1)	—	28,785	18	(18)	28,785
Gain on sale of assets	—	(502)	—	—	(502)

Total costs and expenses(1)	—	589,773	1,158	(18)	590,913

Income (loss) from operations(1)	—	59,638	(60)	—	59,578
Interest income (expense), net	—	(14,402)	8	—	(14,394)
Other, net	—	3,298	4	—	3,302

Income (loss) before taxes and minority interest(1)	—	48,534	(48)	—	48,486
Income tax expense	(16,676)	—	—	—	(16,676)
Minority interest	—	—	15	—	15
Equity in net income (loss) of subsidiaries(1)	48,501	(33)	—	(48,468)	—

Net income (loss)(1)	$31,825	$48,501	$(33)	$(48,468)	$31,825

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Statements of Operations

For the Period May 13, 2004 (inception) to December 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues	$—	$136,991	$—	$—	$136,991

Cost of coal sales and other revenues	—	113,707	—	—	113,707
Freight and handling costs	—	880	—	—	880
Depreciation, depletion and amortization	—	7,943	—	—	7,943
Selling, general and administrative	—	4,194	—	—	4,194
Gain on sale of assets	—	(10)	—	—	(10)

Total costs and expenses	—	126,714	—	—	126,714

Income from operations	—	10,277	—	—	10,277
Interest expense, net	—	(3,453)	—	—	(3,453)
Other, net	—	16	—	—	16

Income before taxes and minority interest	—	6,840	—	—	6,840
Income tax expense	(2,591)	—	—	—	(2,591)
Equity in net income of subsidiaries(1)	6,840	—	—	(6,840)	—

Net income(1)	$4,249	$6,840	$—	$(6,840)	$4,249

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable(1)	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	8,493	—	—	—	8,493
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,243	219	—	7,462

Total current assets(1)	21,783	145,798	3,235	(173)	170,643

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	922,089	107	—	922,196
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES	—	12,719	—	—	12,719
GOODWILL	—	192,222	—	—	192,222
OTHER NON-CURRENT ASSETS	—	11,628	—	—	11,628
INVESTMENT IN SUBSIDIARIES(1)	958,376	1,053	—	(959,429)	—

Total assets(1)	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable(1)	$—	$53,739	$515	$(173)	$54,081
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	48,177	198	—	57,742

Total current liabilities(1)	9,367	130,153	793	(173)	140,140

LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES(1)	142,647	—	—	—	142,647
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities(1)	327,014	335,065	1,097	(173)	663,003

MINORITY INTEREST	—	—	1,096	—	1,096
TOTAL STOCKHOLDERS’ EQUITY(1)	657,781	958,280	1,149	(959,429)	657,781

Total Liabilities and Equity(1)	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,049	$2,138	$—	$9,187
Accounts receivable(1)	—	64,831	673	(663)	64,841
Inventories, net	—	20,667	—	—	20,667
Deferred income taxes	4,923	—	—	—	4,923
Prepaid insurance	—	6,982	73	—	7,055
Income taxes receivable	3,781	—	—	—	3,781
Prepaid expenses and other	—	10,591	82	—	10,673

Total current assets(1)	8,704	110,120	2,966	(663)	121,127

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, NET	—	571,064	420	—	571,484
DEBT ISSUANCE COSTS, NET	—	6,523	—	—	6,523
ADVANCE ROYALTIES	—	9,320	24	—	9,344
GOODWILL	—	340,736	—	—	340,736
OTHER NON-CURRENT ASSETS	—	6,725	224	—	6,949
INVESTMENT IN SUBSIDIARIES(1)	700,366	1,053	—	(701,419)	—

Total assets(1)	$709,070	$1,045,541	$3,634	$(702,082)	$1,056,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable(1)	$—	$52,086	$807	$(663)	$52,230
Short-term debt	—	4,113	—	—	4,113
Current portion of long-term debt and capital leases	—	1,419	227	—	1,646
Current portion of reclamation and mine closure costs	—	4,697	—	—	4,697
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	—	43,273	171	—	43,444

Total current liabilities(1)	—	107,112	1,205	(663)	107,654
LONG-TERM DEBT AND CAPITAL LEASES	—	43,735	81	—	43,816
RECLAMATION AND MINE CLOSURE COSTS	—	79,365	290	—	79,655
LONG-TERM EMPLOYEE BENEFITS	—	33,297	—	—	33,297
DEFERRED INCOME TAXES	43,198	—	—	—	43,198
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	72,376	—	—	72,376
OTHER NON-CURRENT LIABILITIES	—	9,257	—	—	9,257

Total liabilities(1)	43,198	345,142	1,576	(663)	389,253

MINORITY INTEREST	—	—	1,038	—	1,038
TOTAL STOCKHOLDERS’ EQUITY(1)	665,872	700,399	1,020	(701,419)	665,872

Total Liabilities and Equity(1)	$709,070	$1,045,541	$3,634	$(702,082)	$1,056,163

(1) As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Net cash from operating activities	$2,743	$53,179	$(331)	$—	$55,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	3,782	—	—	3,782
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant, equipment and mine development	—	(165,658)	—	—	(165,658)
Cash paid related to acquisitions, net	—	(4,721)	—	—	(4,721)
Withdrawals of restricted cash	—	191	224	—	415
Investment in subsidiaries(1)	(172,790)	(190)	—	172,980	—

Net cash from investing activities(1)	(172,790)	(161,183)	224	172,980	(160,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	175,000	—	—	—	175,000
Borrowings on short-term debt	—	10,375	—	—	10,375
Repayments on short-term debt	—	(20,400)	—	—	(20,400)
Borrowings on long-term debt	—	71,543	—	—	71,543
Repayments on long-term debt and capital leases	—	(112,190)	(228)	—	(112,418)
Debt issuance costs	(4,953)	(4,414)	—	—	(9,367)
Contributions (distributions)(1)	—	172,790	190	(172,980)	—

Net cash from financing activities(1)	170,047	117,704	(38)	(172,980)	114,733

Net change in cash and cash equivalents	—	9,700	(145)	—	9,555
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$16,749	$1,993	$—	$18,742

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Net cash from operating activities	$(17,277)	$94,111	$485	$—	$77,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	576	—	—	576
Additions to property, plant, equipment and mine development	—	(108,231)	—	—	(108,231)
Cash paid related to acquisitions, net	—	(458)	—	—	(458)
Withdrawals (deposits) of restricted cash	—	3,624	(224)	—	3,400
Investment in subsidiaries(1)	(193,442)	(1,912)	—	195,354	—

Net cash from investing activities(1)	(193,442)	(106,401)	(224)	195,354	(104,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200	—	—	—	200
Repayments on short-term debt	—	(7,461)	—	—	(7,461)
Borrowings on long-term debt	—	77,500	—	—	77,500
Repayments on long-term debt and capital leases	—	(267,665)	(36)	—	(267,701)
Debt issuance costs	—	(443)	—	—	(443)
Proceeds from public offering, net	210,519	—	—	—	210,519
Contributions (distributions)(1)	—	193,441	1,913	(195,354)	—

Net cash from financing activities(1)	210,719	(4,628)	1,877	(195,354)	12,614

Net change in cash and cash equivalents	—	(16,918)	2,138	—	(14,780)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	23,967	—	—	23,967

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,049	$2,138	$—	$9,187

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Period May 13, 2004 (inception) to December 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Net cash from operating activities(1)	$(2,591)	$32,855	$—	$—	$30,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	10	—	—	10
Additions to property, plant, equipment and mine development	—	(5,583)	—	—	(5,583)
Cash paid related to acquisitions, net	—	(323,593)	—	—	(323,593)
Deposits of restricted cash	—	(2)	—	—	(2)
Investment in subsidiaries(1)	(147,560)	—	—	147,560	—

Net cash from investing activities(1)	(147,560)	(329,168)	—	147,560	(329,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	150,151	—	—	—	150,151
Repayments on short-term debt	—	(2,969)	—	—	(2,969)
Borrowings on long-term debt	—	175,977	—	—	175,977
Repayments on long-term debt and capital leases	—	(235)	—	—	(235)
Debt issuance costs	—	(53)	—	—	(53)
Contributions (distributions)(1)	—	147,560	—	(147,560)	—

Net cash from financing activities(1)	150,151	320,280	—	(147,560)	322,871

Net change in cash and cash equivalents	—	23,967	—	—	23,967
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	—

CASH AND EQUIVALENTS, END OF PERIOD	$—	$23,967	$—	$—	$23,967

(1)	As restated. See Note 24.

23.    QUARTERLY DATA

The following is a summary of selected quarterly financial information (unaudited):

	2006
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$213,503	$225,143	$226,231	$226,717
Income (loss) from operations	(6,612)	2,995	(6,667)	8,058
Net loss	(6,189)	(601)	(2,433)	(52)
Basic earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)
Diluted earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)

	2005
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$153,797	$154,524	$159,154	$183,015
Income from operations	20,656	16,729	14,215	7,977
Net income	10,857	9,092	8,599	3,277
Basic earnings per common share	$0.10	$0.09	$0.08	$0.03
Diluted earnings per common share	$0.10	$0.09	$0.08	$0.03

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

24.    Restatement of Previously Issued Financial Statements

In preparing its consolidated financial statements for the year ended December 31, 2006, the Company incorrectly reported the effect of its adoption of SFAS No. 158 by including the transition adjustment of $(4,278), net of tax of $2,647, as a component of comprehensive loss. Also within the transition adjustment, the Company incorrectly recorded deferred taxes of $432 associated with actuarial gains related to the subsidy provided for by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The amount originally reported as comprehensive loss for the year ended December 31, 2006 was $(13,553); the restated amount after the correction of the error is $(9,275). The amounts originally reported as deferred income taxes and the transition adjustment were $143,079 and $(4,278), respectively; the restated amounts after the correction of the error were $142,647 and $(3,846), respectively.

Additionally, the Company incorrectly presented the consolidating financial statement schedules contained in the supplementary guarantor information footnote (Note 22) by using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net income (loss) of the subsidiaries is therefore reflected in the parent’s investment accounts. The net loss of the parent as originally reported was $(697) and $(16,676) for the years ended December 31, 2006 and 2005, respectively, and $(2,591) for the period May 13, 2004 to December 31, 2004. The restated net income (loss) of the parent after the correction was $(9,275) and $31,825 for the years ended December 31, 2006 and 2005, respectively, and $4,249 for the period May 13, 2004 to December 31, 2004. The balance sheets of the parent as originally reported were restated to reflect the parent’s investment in its subsidiaries of $958,376 and $700,366 at December 31, 2006 and 2005, respectively, with a corresponding increase in stockholders’ equity. The statements of cash flows of the parent as originally reported were restated to reflect investments by the parent in its subsidiaries of $172,790 and $193,442 for the years ended December 31, 2006 and 2005, respectively, and $147,560 for the period May 13, 2004 to December 31, 2004. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Coal Group, Inc.

Scott Depot, West Virginia

We have audited the consolidated financial statements of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for the years ended December 31, 2006 and 2005 and the period from May 13, 2004 (inception) to December 31, 2004, and have issued our report thereon dated March 1, 2007 (July 23, 2007 as to Note 24). We have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated March 1, 2007. Such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(c). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Horizon NR, LLC and Certain Subsidiaries

We have audited the combined statements of operations, members’ deficit and cash flows of Horizon NR, LLC and Certain Subsidiaries (“Horizon”) for the period January 1, 2004 to September 30, 2004 and have issued our report thereon dated March 25, 2005, (September 20, 2005 as to Note 12) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatements discussed in Note 12); such report is included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedule of Horizon listed in Item 15(c). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Date: July 23, 2007

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Bennett K. Hatfield Bennett K. Hatfield	President, Chief Executive Officer and Director (Principal Executive Officer)	July 23, 2007

/s/ Bradley W. Harris Bradley W. Harris	Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	July 23, 2007

* Wilbur L. Ross, Jr.	Non-Executive Chairman and Director	July 23, 2007

* Maurice E. Carino, Jr.	Director	July 23, 2007

* Cynthia B. Bezik	Director	July 23, 2007

* William J. Catacosinos	Director	July 23, 2007

* Stanley N. Gaines	Director	July 23, 2007

* Wendy L. Teramoto	Director	July 23, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description	Note

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(B	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(B	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(C	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(B	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(B	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(C	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(D	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(B	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(C	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(I	)

4.5	Form of note (included in Exhibit 4.1)	(I	)

4.6	Form of guarantee (included in Exhibit 4.1)	(I	)

10.1	Second Amended and Restated Credit Agreement, dated June 23, 2006, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as codocumentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(I	)

Exhibit No.	Description	Note

10.2	Security Agreement dated as of September 30, 2004 among ICG, LLC and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent	(A	)

10.3	Advisory Services Agreement effective as of October 1, 2004 between International Coal Group, LLC and W.L. Ross & Co. LLC	(A	)

10.4	Employment Agreement dated March 14, 2005 by and between Bennett K. Hatfield and International Coal Group, Inc.	(A	)

10.5	Employment Agreement dated April 25, 2005 by and between Roger L. Nicholson and International Coal Group, Inc.	(B	)

10.6	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan	(D	)

10.7	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Incentive Stock Option Agreement	(D	)

10.8	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Non-Qualified Stock Option Agreement	(D	)

10.9	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Restricted Share Agreement	(D	)

10.10	Form of Indemnification Agreement

10.11	Fee Lease between Kentucky Union Company, lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of Flint Ridge Surface Mine, amended by:	(C	)
(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.12	Fee Lease between Pocahontas Development Corp., lessor, and ICG East Kentucky, LLC (assigned from Sunny Ridge Enterprises, Inc.), lessee, of Blackberry Creek Surface Mine, amended by:	(C	)
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

(c)    Corporate Guaranty of International Coal Group, Inc. dated as of April 1, 2006

		(J	)

11.1	Statement regarding Computation of Earnings Per Share	(J	)

21.1	List of Subsidiaries	(J	)

23.1	Consent of Deloitte & Touche, LLP as to International Coal Group, Inc.	(K	)

23.2	Consent of Deloitte & Touche, LLP as to Horizon, NR LLC	(K	)

24.1	Power of attorney, dated February 21, 2007	(J	)

31.1	Certification of the Chief Executive Officer	(K	)

31.2	Certification of the Principal Financial Officer	(K	)

32.1	Certification Pursuant to § 906 of the Sarbanes- Oxley Act of 2002	(K	)

(A)	Previously filed as an exhibit to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on April 28, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.

(C)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(D)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005 and incorporated herein by reference.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005 and incorporated herein by reference.
(G)	Previously filed as an exhibit to Amendment No. 6 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 14, 2005 and incorporated herein by reference.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006 and incorporated herein by reference.
(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on June 26, 2006 and incorporated herein by reference.
(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007 and incorporated herein by reference.
(K)	Filed herewith.
‡	Confidential treatment requested as to certain portions that have been omitted and filed separately with the Securities and Exchange Commission.