Form 10-Q/A
period 2007-03-31
International Coal Group, Inc.
filed 2007-08-09
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to correct information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “First Quarter 2007 Form 10-Q”) as described below. For the convenience of the reader, this Amendment sets forth the entire First Quarter 2007 Form 10-Q. However, this Amendment amends and restates only Item 1 of Part I of the First Quarter 2007 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our First Quarter 2007 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original May 8, 2007 filing date of the First Quarter 2007 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the First Quarter 2007 Form 10-Q that we filed on May 8, 2007. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

In preparing our condensed consolidated financial statements for the three months ended March 31, 2007, we incorrectly reported, as part of the transition adjustment of our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), deferred income taxes and accumulated other comprehensive income of $0.4 million associated with actuarial gains related to the subsidy provided for by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The amounts originally reported as deferred income taxes and accumulated other comprehensive income were $138.2 million and $(4.2) million, respectively; the restated amounts after the correction of the error were $137.8 million and $(3.8) million, respectively.

Additionally, we incorrectly presented our consolidating financial statement schedules contained in the supplementary guarantor information in Note 13 within the condensed consolidated financial statements included in Item 1 by using the cost method of accounting for our investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net income (loss) of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income of the parent as originally reported was $1.5 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. The restated net loss of the parent after the correction was $8.1 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. The balance sheet of the parent as originally reported was restated to reflect the parent’s investment in its subsidiaries of $940.7 million at March 31, 2007 with a corresponding increase in stockholders’ equity. The statement of cash flows of the parent as originally reported were restated to reflect distributions to the parent from its subsidiaries of $9.5 million for the three months ended March 31, 2007. There were no such distributions for the three months ended March 31, 2006. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows.

1

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,669	$18,742
Accounts receivable, net	83,265	71,093
Inventories, net	45,880	40,587
Deferred income taxes	9,841	8,493
Prepaid insurance	8,580	10,986
Income taxes receivable	12,573	13,280
Prepaid expenses and other	8,029	7,462

Total current assets	177,837	170,643

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	952,165	926,972
DEBT ISSUANCE COSTS, net	12,854	12,472
ADVANCE ROYALTIES, net	14,601	12,719
GOODWILL	193,207	192,222
OTHER NON-CURRENT ASSETS	6,427	6,852

Total assets	$1,357,091	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,835	$54,081
Short-term debt	10,852	19,815
Current portion of long-term debt and capital leases	2,710	1,749
Current portion of reclamation and mine closure costs	4,702	4,198
Current portion of employee benefits	2,555	2,555
Accrued expenses and other	60,253	57,742

Total current liabilities	150,907	140,140

LONG-TERM DEBT AND CAPITAL LEASES	215,497	178,286
RECLAMATION AND MINE CLOSURE COSTS	91,539	88,472
EMPLOYEE BENEFITS	47,620	45,390
DEFERRED INCOME TAXES (as restated—see Note 14)	137,761	142,647
BELOW-MARKET COAL SUPPLY AGREEMENTS	52,881	58,882
OTHER NON-CURRENT LIABILITIES	9,139	9,186

Total liabilities	705,344	663,003

MINORITY INTEREST	735	1,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,904,788 and 152,906,488 shares issued and outstanding, respectively	1,529	1,529
Additional paid-in capital	635,276	633,937
Accumulated other comprehensive income (as restated—see Note 14)	(3,775)	(3,846)
Retained earnings	17,982	26,161

Total stockholders’ equity	651,012	657,781

Total liabilities and stockholders’ equity	$1,357,091	$1,321,880

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

The accompanying interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

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

Income Taxes—Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty related to income taxes. As a result of the adoption of FIN 48, the Company recognized a $109 increase in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of unrecognized income tax benefits was $137. Included in the balance at January 1, 2007, are $109 of unrecognized income tax benefits that, if recognized, would affect the annual effective income tax rate. There have been no material changes in the unrecognized tax benefits during the period since the date of the FIN 48 adoption. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
Total revenues(1)	$—	$226,537	$1,808	$(31)	$228,314
Cost of coal sales	—	191,920	2,229	—	194,149
Freight and handling costs	—	5,030	—	—	5,030
Cost of other revenues	—	8,188	—	—	8,188
Depreciation, depletion and amortization	—	21,094	82	—	21,176
Selling, general and administrative(1)	—	8,628	31	(31)	8,628
Gain on sale of assets	—	(42)	—	—	(42)

Total costs and expenses(1)	—	234,818	2,342	(31)	237,129
Loss from operations(1)	—	(8,281)	(534)	—	(8,815)
Interest expense, net	(4,639)	(1,704)	12	—	(6,331)
Other, net	—	562	—	—	562

Loss before income taxes and minority interest(1)	(4,639)	(9,423)	(522)	—	(14,584)
Income tax benefit	6,155	—	—	—	6,155
Minority interest	—	—	361	—	361
Equity in net loss of subsidiaries(1)	(9,584)	(161)	—	9,745	—

Net income (loss)(1)	$(8,068)	$(9,584)	$(161)	$9,745	$(8,068)

Condensed Statements of Operations

For the Three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
Total revenues(1)	$—	$211,077	$2,470	$(44)	$213,503
Cost of coal sales	—	180,454	2,705	—	183,159
Freight and handling costs	—	4,597	—	—	4,597
Cost of other revenues	—	6,041	—	—	6,041
Depreciation, depletion and amortization	—	17,009	87	—	17,096
Selling, general and administrative(1)	—	9,993	44	(44)	9,993
Gain on sale of assets	—	(771)	—	—	(771)

Total costs and expenses(1)	—	217,323	2,836	(44)	220,115
Loss from operations(1)	—	(6,246)	(366)	—	(6,612)
Interest expense, net	—	(2,059)	4	—	(2,055)
Other, net	—	91	—	—	91

Loss before income taxes and minority interest(1)	—	(8,214)	(362)	—	(8,576)
Income tax benefit	2,275	—	—	—	2,275
Minority interest	—	—	112	—	112
Equity in net loss of subsidiaries(1)	(8,464)	(250)	—	8,714	—

Net income (loss)(1)	$(6,189)	$(8,464)	$(250)	$8,714	$(6,189)

(1)	As restated. See Note 14.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,668	$2,001	$—	$9,669
Accounts receivable, net(1)	—	83,007	335	(77)	83,265
Inventories, net	—	45,880	—	—	45,880
Deferred income taxes	9,841	—	—	—	9,841
Prepaid insurance	—	8,329	251	—	8,580
Income taxes receivable	12,573	—	—	—	12,573
Prepaid expenses and other	—	7,913	116	—	8,029

Total current assets(1)	22,414	152,797	2,703	(77)	177,837
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	952,141	24	—	952,165
DEBT ISSUANCE COSTS, net	4,482	8,372	—	—	12,854
ADVANCE ROYALTIES, net	—	14,601	—	—	14,601
GOODWILL	—	193,207	—	—	193,207
OTHER NON-CURRENT ASSETS	—	6,427	—	—	6,427
INVESTMENT IN SUBSIDIARIES(1)	940,744	988	—	(941,732)	—

Total assets(1)	$967,640	$1,328,533	$2,727	$(941,809)	$1,357,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable(1)	$50	$69,490	$372	$(77)	$69,835
Short-term debt	—	10,852	—	—	10,852
Current portion of long-term debt and capital leases	—	2,689	21	—	2,710
Current portion of reclamation and mine closure costs	—	4,198	504	—	4,702
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	3,789	56,414	50	—	60,253

Total current liabilities(1)	3,839	146,198	947	(77)	150,907
LONG-TERM DEBT AND CAPITAL LEASES	175,000	40,497	—	—	215,497
RECLAMATION AND MINE CLOSURE COSTS	—	91,482	57	—	91,539
LONG-TERM EMPLOYEE BENEFITS	—	47,620	—	—	47,620
DEFERRED INCOME TAXES(1)	137,761	—	—	—	137,761
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	52,881	—	—	52,881
OTHER NON-CURRENT LIABILITIES	28	9,111	—	—	9,139

Total liabilities(1)	316,628	387,789	1,004	(77)	705,344
MINORITY INTEREST	—	—	735	—	735
Total stockholders’ equity(1)	651,012	940,744	988	(941,732)	651,012

Total liabilities and equity(1)	$967,640	$1,328,533	$2,727	$(941,809)	$1,357,091

(1)	As restated. See Note 14.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable, net	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	8,493	—	—	—	8,493
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,243	219	—	7,462

Total current assets	21,783	145,798	3,235	(173)	170,643
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	926,865	107	—	926,972
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES, net	—	12,719	—	—	12,719
GOODWILL	—	192,222	—	—	192,222
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	958,376	1,053	—	(959,429)	—

Total assets	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$53,739	$515	$(173)	$54,081
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	48,177	198	—	57,742

Total current liabilities	9,367	130,153	793	(173)	140,140
LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	142,647	—	—	—	142,647
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	327,014	335,065	1,097	(173)	663,003
MINORITY INTEREST	—	—	1,096	—	1,096
Total stockholders’ equity	657,781	958,280	1,149	(959,429)	657,781

Total liabilities and equity	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES(1)	$(9,457)	$17,850	$106	$—	$8,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	68	—	—	68
Additions to property, plant, equipment and mine development	—	(36,572)	—	—	(36,572)
Cash paid related to acquisitions and net assets acquired	—	(5,924)	—	—	(5,924)
Withdrawals of restricted cash	—	344	—	—	344
(Investment in) distributions from subsidiaries(1)	9,457	39	—	(9,496)	—

Net cash from investing activities(1)	9,457	(42,045)	—	(9,496)	(42,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553	—	—	553
Repayments on short-term debt	—	(9,516)	—	—	(9,516)
Borrowings on long-term debt	—	35,000	—	—	35,000
Repayments on long-term debt and capital leases	—	(455)	(59)	—	(514)
Debt issuance costs	—	(1,011)	—	—	(1,011)
Distributions(1)	—	(9,457)	(39)	9,496	—

Net cash from financing activities(1)	—	15,114	(98)	9,496	24,512

Net change in cash and cash equivalents	—	(9,081)	8	—	(9,073)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,668	$2,001	$—	$9,669

Condensed Statements of Cash Flows

For the Three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES(1)	$—	$12,962	$(364)	$—	$12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,718	—	—	2,718
Additions to property, plant, equipment and mine development	—	(41,199)	—	—	(41,199)
Cash paid related to acquisitions, net	—	(251)	—	—	(251)
Withdrawals of restricted cash	—	232	—	—	232
Distributions from subsidiaries(1)	—	(194)	—	194	—

Net cash from investing activities(1)	—	(38,694)	—	194	(38,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(2,441)	—	—	(2,441)
Borrowings on long-term debt	—	40,000	—	—	40,000
Repayments on long-term debt and capital leases	—	(448)	(55)	—	(503)
Debt issuance costs	—	(138)	—	—	(138)
Contributions(1)	—	—	194	(194)	—

Net cash from financing activities(1)	—	36,973	139	(194)	36,918

Net change in cash and cash equivalents	—	11,241	(225)	—	11,016
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$18,290	$1,913	$—	$20,203

(1)	As restated. See Note 14.

(14) Restatement of Previously Issued Financial Statements

In preparing its condensed consolidated financial statements for the three months ended March 31, 2007, the Company incorrectly reported, as part of the transition adjustment of our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), deferred income taxes and accumulated other comprehensive income of $432 associated with actuarial gains related to the subsidy provided for by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The amounts originally reported as deferred income taxes and accumulated other comprehensive income were $138,193 and $(4,207), respectively; the restated amounts after the correction of the error were $137,761 and $(3,775), respectively.

Additionally, the Company incorrectly presented its consolidating financial statement schedules contained in the supplementary guarantor information in Note 13 within the condensed consolidated financial statements included in Item 1 by using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net loss of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income of the parent as originally reported was $1,516 and $2,275 for the three months ended March 31, 2007 and 2006, respectively. The restated net loss of the parent after the correction was $8,068 and $6,189 for the three months ended March 31, 2007 and 2006, respectively. The balance sheet of the parent as originally reported was restated to reflect the parent’s investment in its subsidiaries of $940,744 at March 31, 2007 with a corresponding increase in stockholders’ equity. The statement of cash flows of the parent as originally reported were restated to reflect distributions to the parent from its subsidiaries of $9,457 for the three months ended March 31, 2007. There were no such distributions for the three months ended March 31, 2006. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

        You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q/A speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2006 Annual Report on Form 10-K/A.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a discussion of our critical accounting policies and estimates.

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Item 6.	Exhibits

10-Q/A EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(G)

4.5	Form of 10.25% Note	(G)

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(H)

10.2	Director Compensation Plan	(I)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/g/ Bennett K. Hatfield
Name:	Bennett K. Hatfield
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bradley W. Harris
Name:	Bradley W. Harris
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007