Form 10-Q
period 2007-06-30
International Coal Group, Inc.
filed 2007-08-09
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2007 — 152,994,484.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,466	$18,742
Accounts receivable, net of allowances of $540 and $36	66,867	71,093
Inventories, net	53,540	40,587
Deferred income taxes	14,030	8,493
Prepaid insurance	5,762	10,986
Income taxes receivable	8,449	13,280
Prepaid expenses and other	8,584	7,462

Total current assets	173,698	170,643

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	976,411	926,972
DEBT ISSUANCE COSTS, net	12,241	12,472
ADVANCE ROYALTIES, net	15,380	12,719
GOODWILL	194,130	192,222
OTHER NON-CURRENT ASSETS	6,179	6,852

Total assets	$1,378,039	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,593	$54,081
Short-term debt	4,877	19,815
Current portion of long-term debt and capital leases	4,098	1,749
Current portion of reclamation and mine closure costs	5,492	4,198
Current portion of employee benefits	2,555	2,555
Accrued expenses and other	65,104	57,742

Total current liabilities	153,719	140,140

LONG-TERM DEBT AND CAPITAL LEASES	249,693	178,286
RECLAMATION AND MINE CLOSURE COSTS	93,974	88,472
EMPLOYEE BENEFITS	49,802	45,390
DEFERRED INCOME TAXES	131,695	142,647
BELOW-MARKET COAL SUPPLY AGREEMENTS	48,404	58,882
OTHER NON-CURRENT LIABILITIES	7,878	9,186

Total liabilities	735,165	663,003

MINORITY INTEREST	721	1,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,898,814 and 152,906,488, respectively, shares issued and outstanding	1,529	1,529
Additional paid-in capital	636,634	633,937
Accumulated other comprehensive loss	(3,758)	(3,846)
Retained earnings	7,748	26,161

Total stockholders’ equity	642,153	657,781

Total liabilities and stockholders’ equity	$1,378,039	$1,321,880

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES:
Coal sales revenues	$188,033	$212,164	$400,993	$415,500
Freight and handling revenues	4,571	4,596	9,601	9,193
Other revenues	15,446	8,383	25,770	13,953

Total revenues	208,050	225,143	436,364	438,646

COSTS AND EXPENSES:
Cost of coal sales	175,282	186,315	369,431	369,474
Freight and handling costs	4,571	4,596	9,601	9,193
Cost of other revenues	11,351	6,828	19,539	12,869
Depreciation, depletion and amortization	21,794	16,596	42,970	33,692
Selling, general and administrative	8,214	7,971	16,842	17,964
Gain on sale of assets, net	(2,312)	(158)	(2,354)	(929)

Total costs and expenses	218,900	222,148	456,029	442,263

Income (loss) from operations	(10,850)	2,995	(19,665)	(3,617)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(5,870)	(4,328)	(12,201)	(6,383)
Other, net	310	697	872	788

Total interest and other income (expense)	(5,560)	(3,631)	(11,329)	(5,595)

Loss before income taxes and minority interest	(16,410)	(636)	(30,994)	(9,212)
INCOME TAX BENEFIT	6,162	234	12,317	2,509
MINORITY INTEREST	14	(199)	375	(87)

Net loss	$(10,234)	(601)	$(18,302)	$(6,790)

Earnings per share:
Basic	$(0.07)	(0.00)	$(0.12)	$(0.04)
Diluted	$(0.07)	(0.00)	$(0.12)	$(0.04)
Weighted-average common shares outstanding:
Basic	152,239,527	151,992,579	152,186,028	151,936,375
Diluted	152,239,527	151,992,579	152,186,028	151,936,375

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,302)	$(6,790)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	42,970	33,692
Amortization of deferred finance costs included in interest expense	1,278	2,253
Minority interest	(375)	87
Compensation expense on restricted stock and options	2,697	2,993
Gain on sale of assets, net	(2,354)	(929)
Deferred income taxes	(16,570)	(5,385)
Provision for bad debt	522	—
Amortization of accumulated postretirement benefit obligation	88	—
Changes in assets and liabilities:
Accounts receivable	3,828	(11,985)
Inventories	(12,953)	(14,858)
Prepaid expenses and other	8,933	8,077
Other non-current assets	(1,060)	(1,779)
Accounts payable	4,070	(62)
Accrued expenses and other	7,336	9,589
Reclamation and mine closure costs	3,744	1,692
Other liabilities	2,908	2,174

Net cash from operating activities	26,760	18,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	4,663	3,248
Net proceeds from sale-leaseback	—	5,413
Additions to property, plant, equipment and mine development	(74,943)	(85,262)
Cash paid related to acquisitions and net assets acquired	(6,939)	(2,892)
Withdrawals of restricted cash	499	237

Net cash from investing activities	(76,720)	(79,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	553	—
Repayments on short-term debt	(15,492)	(7,422)
Borrowings on long-term debt	65,000	70,000
Repayments on long-term debt and capital leases	(1,330)	(111,747)
Proceeds from senior notes offering	—	175,000
Debt issuance costs	(1,047)	(8,739)

Net cash from financing activities	47,684	117,092

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,276)	56,605
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,466	$65,792

Supplemental information:
Cash paid for interest (net of amount capitalized)	$11,291	$4,380

Cash received for income taxes, net	$524	$—

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$13,397	$1,135

Purchases of property, plant, equipment and mine development through financing arrangements	$10,279	$22,274

Assets acquired through the assumption of liabilities	$1,586	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

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

The accompanying interim condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 17, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

Ash disposal income and royalty income, as well as certain other revenues earned by the Company in activities that are incidental to operations, but were not expected to be on-going revenue streams, were previously included in other income (expense) in the consolidated statements of operations and related disclosures in previously issued financial statements. Such revenue streams have increased and will most likely remain in the future. As a result, the Company believes inclusion of such revenues in other operating revenue provides a more accurate accounting of total revenue earned from operations. Revenues of $1,823 and $3,138 have been reclassified as other operating revenues in the accompanying financial statements for the three and six months ended June 30, 2006, respectively. Related disclosures have been reclassified to conform to the 2007 presentation.

Cost of other revenues totaling $6,828 and $12,869 for the three and six months ended June 30, 2006, respectively, which were included in cost of coal sales and other revenues in previously issued financial statements have been presented in a separate line item in the accompanying financial statements. Related disclosures have been reclassified to conform to the 2007 presentation.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Coal	$34,619	$23,736
Parts and supplies	19,517	17,427
Reserve for obsolescence–parts and supplies	(596)	(576)

Total	$53,540	$40,587

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	June 30, 2007	December 31, 2006
Coal lands	$605,545	$601,050
Mining and other equipment and related facilities	366,398	325,993
Mine development and contract costs	72,879	57,472
Construction work in process	64,608	34,947
Land and land improvements	26,497	23,432
Coalbed methane well development costs	15,442	6,280
Mine development in process	6,937	12,338

	1,158,306	1,061,512
Less–accumulated depreciation, depletion and amortization	(181,895)	(134,540)

Net property, plant, equipment and mine development	$976,411	$926,972

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three and six months ended June 30, 2007 was $26,178 and $53,262, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three and six months ended June 30, 2006 was $19,690, and $37,867, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(5) Goodwill

Adjustments to goodwill for the six months ended June 30, 2007 are as follows:

Balance at December 31, 2006	$192,222
Bonding royalty	1,908

Balance at June 30, 2007	$194,130

Bonding royalty represents payments made on the gross sales receipts for coal mined and sold by the former Horizon Natural Resources companies that the Company acquired.

(6) Long-term Debt and Capital Leases

Long-term debt and capital leases consisted of the following:

	June 30, 2007	December 31, 2006
10.25% Senior notes, due 2014	$175,000	$175,000
Credit facility	65,000	—
Equipment notes	13,633	4,619
Capital leases	158	416

Total	253,791	180,035
Less current portion	4,098	1,749

Long-term debt	$249,693	$178,286

Credit Facility—On June 23, 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility of $325,000, of which up to a maximum of $125,000 may be used for letters of credit, and matures on June 23, 2011. As of June 30, 2007, the Company had borrowings and letters of credit totaling $65,000 and $66,201, respectively, outstanding, leaving $193,799 available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 1.25% to 2.00% as of June 30, 2007 or LIBOR plus an applicable margin based on the Company’s leverage ratio of 2.25% to 3.00% as of June 30, 2007. The weighted-average interest rate applicable to the debt outstanding under the Amended Credit Facility was 8.11% as of June 30, 2007. As of June 30, 2007, the Company was in compliance with its covenants under the Amended Credit Facility. In July 2007, the Company further amended the Amended Credit Facility and repaid the $65,000 outstanding as of June 30, 2007 in conjunction with the completion of a private offering of $195,000 of convertible senior notes. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the Amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. See Note 15.

Equipment Notes—The equipment notes have maturity dates extending to October 2011 and are collateralized by mining equipment. At June 30, 2007 the equipment notes accrued interest at fixed rates that range from 2.31% to 7.25%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(7) Income Taxes

The effective income tax rate for the three and six months ended June 30, 2007 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended June 30, 2007 increased to 38% from 37% for the three months ended June 30, 2006, primarily as the result of the effect of income tax deductions for depletion of mineral rights on projected earnings. The effective income tax rate for the six months ended June 30, 2007 increased to 40% from 27% for the six months ended June 30, 2006, primarily as the result of the effect of income tax deductions for depletion of mineral rights on projected earnings.

(8) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$514	$324	$1,028	$648
Interest cost	262	167	526	334
Amortization of net loss	71	14	142	28

Benefit cost	$847	$505	$1,696	$1,010

The plan is unfunded, therefore, no contributions were made by the Company for the three and six months ended June 30, 2007 and 2006.

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(10,234)	$(601)	$(18,302)	$(6,790)

Weighted-average common shares outstanding – Basic	152,239,527	151,992,579	152,186,028	151,936,375
Incremental shares arising from stock options	—	—	—	—
Incremental shares arising from restricted shares	—	—	—	—

Weighted-average common shares outstanding – Diluted	152,239,527	151,992,579	152,186,028	151,936,375

Earnings Per Share:
Basic	$(0.07)	$(0.00)	$(0.12)	$(0.04)
Diluted	$(0.07)	$(0.00)	$(0.12)	$(0.04)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Options to purchase 1,792,832 shares of common stock and 486,920 shares of restricted common stock outstanding at June 30, 2007 have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2007 because their effect was anti-dilutive. Options to purchase 1,220,412 shares of common stock and 588,180 shares of restricted common stock outstanding at June 30, 2006 have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2006 because their effect was anti-dilutive.

On July 2, 2007, the Company granted stock options and restricted stock awards to certain employees under its 2005 Equity and Performance Incentive Plan. Stock options were granted to purchase 264,580 shares of common stock at an exercise price of $6.00 per share with an aggregate fair value of $709. Restricted stock awards of 98,520 were granted with an aggregate fair value of $591. The stock option and restricted stock awards vest in equal annual installments of 25% over a four-year period.

In July 2007, the Company completed an offering of $195,000 aggregate principal amount of 9.00% convertible senior notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. See Note 15.

(10) Sale-leaseback of Coal Lands

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $105,405 as of June 30, 2007 to secure reclamation and other performance commitments. As of June 30, 2007, the Company has bank letters of credit outstanding of $66,201 under its revolving credit facility.

Legal Matters—On November 18, 2005, ICG, LLC, the Company’s wholly-owned subsidiary, filed a complaint in the United States District Court for the Eastern District of Kentucky, Ashland Division, against Massey Coal Sales Company, Inc. (“Massey Coal Sales”), seeking damages for breach of a coal supply agreement under which Massey Coal Sales supplies coal to ICG, LLC for resale to a customer of ICG, LLC. ICG, LLC asserted various claims related to Massey Coal Sales’ failure to ship significant tonnages required to be shipped under the contract and the failure of numerous shipments to meet quality specifications set forth in the contract. On August 14, 2006, Massey Coal Sales asserted various counterclaims against ICG, LLC in the Federal Court litigation claiming that ICG, LLC failed to provide rail cars, that the contract should have been terminated and, as a result, ICG, LLC was unjustly enriched. Massey Coal Sales claimed damages in excess of $50,000. ICG, LLC denied any liability under the counterclaim. On June 1, 2006, ICG, LLC filed a complaint in Pike County, Kentucky, against Massey Energy Company and various of its affiliates seeking compensatory and punitive damages claiming that the defendants tortiously interfered with ICG, LLC’s contract and relationship with its customer. On July 5, 2007, ICG, LLC and Massey Coal Sales entered into a Mutual Release and Settlement Agreement settling all claims among the parties in both the federal court action and the state court action, with no payments due to be paid by the Company.

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

(12) Related Party Transactions and Balances

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

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three and six months ended June 30, 2007, the Company recorded expenses totaling approximately $149 and $334, respectively, relating to these matters.

On July 16, 2007, the Company and its subsidiaries entered into a $25,000 bridge loan facility with a certain fund affiliated with WLR. The Company and its subsidiaries were jointly and severally liable for the loan, which was repaid on July 31, 2007. See Note 15.

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

June 30, 2007

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three and six months ended June 30, 2007 and 2006 and segment assets as of June 30, 2007 and 2006 were as follows:

Three months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$129,847	$30,532	$16,978	$30,693	$208,050
EBITDA	16,539	(5,293)	3,799	(3,791)	11,254
Depreciation, depletion and amortization	15,245	2,634	1,516	2,399	21,794
Capital expenditures	41,172	8,450	(37)	1,905	51,490
Total assets	797,734	161,902	43,639	374,764	1,378,039
Goodwill	164,881	—	—	29,249	194,130

Three months ended June 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$138,986	$34,931	$10,707	$40,519	$225,143
EBITDA	28,714	(6,211)	(1,289)	(926)	20,288
Depreciation, depletion and amortization	10,722	3,470	1,430	974	16,596
Capital expenditures	26,277	19,285	2,072	7,818	55,452
Total assets	428,866	131,961	37,027	610,416	1,208,270
Goodwill	161,779	—	—	182,191	343,970

Revenue in the Ancillary category consists primarily of $17,113 and $35,350 relating to the Company’s brokered coal sales and $4,393 and $4,625 relating to contract highwall mining activities for the three months ended June 30, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $13,113 and $11,388 for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$263,849	$64,332	$34,831	$73,352	$436,364
EBITDA	33,773	(13,539)	7,427	(3,484)	24,177
Depreciation, depletion and amortization	30,687	4,215	3,189	4,879	42,970
Capital expenditures	65,957	25,060	939	11,701	103,657
Total assets	797,734	161,902	43,639	374,764	1,378,039
Goodwill	164,881	—	—	29,249	194,130

Six months ended June 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$264,359	$57,555	$26,010	$90,722	$438,646
EBITDA	54,367	(20,807)	321	(3,018)	30,863
Depreciation, depletion and amortization	20,023	7,015	3,117	3,537	33,692
Capital expenditures	47,238	44,453	3,562	13,418	108,671
Total assets	428,866	131,961	37,027	610,416	1,208,270
Goodwill	161,779	—	—	182,191	343,970

Revenue in the Ancillary category consists primarily of $52,156 and $81,361 relating to the Company’s brokered coal sales and $9,271 and $7,964 relating to contract highwall mining activities for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $23,676 and $23,409 for the six months ended June 30, 2007 and 2006, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

EBITDA represents net income or loss, before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interest. EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to EBITDA for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(10,234)	$(601)	$(18,302)	$(6,790)
Depreciation, depletion and amortization	21,794	16,596	42,970	33,692
Interest expense, net	5,870	4,328	12,201	6,383
Income tax benefit	(6,162)	(234)	(12,317)	(2,509)
Minority interest	(14)	199	(375)	87

EBITDA	$11,254	$20,288	$24,177	$30,863

(14) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006. In connection with the Company’s exchange of the Notes for an equal principal amount of notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company on a consolidated basis as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions or disposals. The Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

In its previously issued Form 10-Q for the quarterly period ended June 30, 2006, the Company incorrectly presented its consolidating financial statement schedules contained in the supplementary guarantor information as of and for the three and six months ended June 30, 2006 using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information for the three and six months ended June 30, 2006 included herein has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net loss of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income (loss) of the parent as originally reported was $(188) and $2,087 for the three and six months ended June 30, 2006, respectively. The restated net (loss) of the parent after the correction was $(601) and $(6,790) for the three and six months ended June 30, 2006, respectively. The statement of cash flows of the parent as originally reported was restated to reflect investments in its subsidiaries of $171,093 for the six months ended June 30, 2006. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$208,050	$—	$—	$208,050
Cost of coal sales	—	174,950	332	—	175,282
Freight and handling costs	—	4,571	—	—	4,571
Cost of other revenues	—	11,351	—	—	11,351
Depreciation, depletion and amortization	—	21,769	25	—	21,794
Selling, general and administrative	—	8,214	—	—	8,214
Gain on sale of assets, net	—	(2,249)	(63)	—	(2,312)

Total costs and expenses	—	218,606	294	—	218,900
Loss from operations	—	(10,556)	(294)	—	(10,850)
Interest expense, net	(4,639)	(1,243)	12	—	(5,870)
Other, net	—	310	—	—	310

Loss before income taxes and minority interest	(4,639)	(11,489)	(282)	—	(16,410)
Income tax benefit	6,162	—	—	—	6,162
Minority interest	—	—	14	—	14
Equity in net income (loss) of subsidiaries	(11,757)	(268)	—	12,025	—

Net income (loss)	$(10,234)	$(11,757)	$(268)	$12,025	$(10,234)

Condensed Statements of Operations

For the Three months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$222,324	$2,869	$(50)	$225,143
Cost of coal sales	—	183,719	2,596	—	186,315
Freight and handling costs	—	4,596	—	—	4,596
Cost of other revenues	—	6,828	—	—	6,828
Depreciation, depletion and amortization	—	16,523	73	—	16,596
Selling, general and administrative	—	7,971	50	(50)	7,971
Gain on sale of assets, net	—	177	(335)	—	(158)

Total costs and expenses	—	219,814	2,384	(50)	222,148
Income from operations	—	2,510	485	—	2,995
Interest expense, net	(422)	(3,910)	4	—	(4,328)
Other, net	—	697	—	—	697

Income (loss) before income taxes and minority interest	(422)	(703)	489	—	(636)
Income tax benefit	234	—	—	—	234
Minority interest	—	—	(199)	—	(199)
Equity in net income (loss) of subsidiaries	(413)	290	—	123	—

Net income (loss)	$(601)	$(413)	$290	$123	$(601)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Six months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$434,587	$1,808	$(31)	$436,364
Cost of coal sales	—	366,871	2,560	—	369,431
Freight and handling costs	—	9,601	—	—	9,601
Cost of other revenues	—	19,539	—	—	19,539
Depreciation, depletion and amortization	—	42,863	107	—	42,970
Selling, general and administrative	—	16,842	31	(31)	16,842
Gain on sale of assets, net	—	(2,291)	(63)	—	(2,354)

Total costs and expenses	—	453,425	2,635	(31)	456,029
Loss from operations	—	(18,838)	(827)	—	(19,665)
Interest expense, net	(9,277)	(2,948)	24	—	(12,201)
Other, net	—	872	—	—	872

Loss before income taxes and minority interest	(9,277)	(20,914)	(803)	—	(30,994)
Income tax benefit	12,317	—	—	—	12,317
Minority interest	—	—	375	—	375
Equity in net income (loss) of subsidiaries	(21,342)	(428)	—	21,770	—

Net income (loss)	$(18,302)	$(21,342)	$(428)	$21,770	$(18,302)

Condensed Statements of Operations

For the Six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$433,401	$5,339	$(94)	$438,646
Cost of coal sales	—	364,171	5,303	—	369,474
Freight and handling costs	—	9,193	—	—	9,193
Cost of other revenues	—	12,869	—	—	12,869
Depreciation, depletion and amortization	—	33,532	160	—	33,692
Selling, general and administrative	—	17,964	94	(94)	17,964
Gain on sale of assets, net	—	(594)	(335)	—	(929)

Total costs and expenses	—	437,135	5,222	(94)	442,263
Income (loss) from operations	—	(3,734)	117	—	(3,617)
Interest expense, net	(422)	(5,969)	8	—	(6,383)
Other, net	—	788	—	—	788

Income (loss) before income taxes and minority interest	(422)	(8,915)	125	—	(9,212)
Income tax benefit	2,509	—	—	—	2,509
Minority interest	—	—	(87)	—	(87)
Equity in net income (loss) of subsidiaries	(8,877)	38	—	8,839	—

Net income (loss)	$(6,790)	$(8,877)	$38	$8,839	$(6,790)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$14,965	$1,501	$—	$16,466
Accounts receivable, net	—	66,493	429	(55)	66,867
Inventories, net	—	53,540	—	—	53,540
Deferred income taxes	14,030	—	—	—	14,030
Prepaid insurance	—	5,641	121	—	5,762
Income taxes receivable	8,449	—	—		8,449
Prepaid expenses and other	—	8,478	106	—	8,584

Total current assets	22,479	149,117	2,157	(55)	173,698

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	976,410	1	—	976,411
DEBT ISSUANCE COSTS, net	4,328	7,913	—	—	12,241
ADVANCE ROYALTIES, net	—	15,380	—	—	15,380
GOODWILL	—	194,130	—	—	194,130
OTHER NON-CURRENT ASSETS	—	6,179	—	—	6,179
INVESTMENT IN SUBSIDIARIES	930,343	722	—	(931,065)	—

Total assets	$957,150	$1,349,851	$2,158	$(931,120)	$1,378,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$71,213	$435	$(55)	$71,593
Short-term debt	—	4,877	—	—	4,877
Current portion of long-term debt and capital leases	—	4,098	—	—	4,098
Current portion of reclamation and mine closure costs	—	5,292	200	—	5,492
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	8,274	56,807	23	—	65,104

Total current liabilities	8,274	144,842	658	(55)	153,719

LONG-TERM DEBT AND CAPITAL LEASES	175,000	74,693	—	—	249,693
RECLAMATION AND MINE CLOSURE COSTS	—	93,917	57	—	93,974
LONG-TERM EMPLOYEE BENEFITS	—	49,802	—	—	49,802
DEFERRED INCOME TAXES	131,695	—	—	—	131,695
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	48,404	—	—	48,404
OTHER NON-CURRENT LIABILITIES	28	7,850	—	—	7,878

Total liabilities	314,997	419,508	715	(55)	735,165

MINORITY INTEREST	—	—	721	—	721
Total stockholders’ equity	642,153	930,343	722	(931,065)	642,153

Total liabilities and stockholders’ equity	$957,150	$1,349,851	$2,158	$(931,120)	$1,378,039

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable, net	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	8,493	—	—	—	8,493
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—		13,280
Prepaid expenses and other	—	7,243	219	—	7,462

Total current assets	21,783	145,798	3,235	(173)	170,643

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	926,865	107	—	926,972
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES, net	—	12,719	—	—	12,719
GOODWILL	—	192,222	—	—	192,222
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	958,376	1,053	—	(959,429)	—

Total assets	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$53,739	$515	$(173)	$54,081
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	48,177	198	—	57,742

Total current liabilities	9,367	130,153	793	(173)	140,140

LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	142,647	—	—	—	142,647
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	327,014	335,065	1,097	(173)	663,003

MINORITY INTEREST	—	—	1,096	—	1,096
Total stockholders’ equity	657,781	958,280	1,149	(959,429)	657,781

Total liabilities and stockholders’ equity	$984,795	$1,293,345	$3,342	$(959,602)	$1,321,880

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Six months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$(9,528)	$36,584	$(296)	$—	$26,760
CASH FLOWS FROM INVESTING ACTIVITIES:				—
Proceeds from the sale of assets	—	4,663	—	—	4,663
Additions to property, plant, equipment and mine development	—	(74,943)	—	—	(74,943)
Cash paid related to acquisitions and net assets acquired	—	(6,939)	—	—	(6,939)
Withdrawals of restricted cash	—	499	—	—	499
Distributions from subsidiaries	9,528	116	—	(9,644)	—

Net cash from investing activities	9,528	(76,604)	—	(9,644)	(76,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553	—	—	553
Repayments on short-term debt	—	(15,492)	—	—	(15,492)
Borrowings on long-term debt	—	65,000	—	—	65,000
Repayments on long-term debt and capital leases	—	(1,250)	(80)	—	(1,330)
Debt issuance costs	—	(1,047)	—	—	(1,047)
Contributions (distributions)	—	(9,528)	(116)	9,644	—

Net cash from financing activities	—	38,236	(196)	9,644	47,684

Net change in cash and cash equivalents	—	(1,784)	(492)	—	(2,276)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$14,965	$1,501	$—	$16,466

Condensed Statements of Cash Flows For the Six months ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$541	$18,786	$(558)	$—	$18,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,913	335	—	3,248
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant, equipment and mine development	—	(85,262)	—	—	(85,262)
Cash paid related to acquisitions and net assets acquired	—	(2,892)	—	—	(2,892)
Withdrawals of restricted cash	—	14	223	—	237
(Investment in) distributions from subsidiaries	(171,093)	914	—	170,179	—

Net cash from investing activities	(171,093)	(78,900)	558	170,179	(79,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(7,422)	—	—	(7,422)
Borrowings on long-term debt	—	70,000	—	—	70,000
Repayments on long-term debt and capital leases	—	(111,635)	(112)	—	(111,747)
Proceeds from senior notes offering	175,000	—	—	—	175,000
Debt issuance costs	(4,448)	(4,291)	—	—	(8,739)
Contributions (distributions)	—	171,093	(914)	(170,179)	—

Net cash from financing activities	170,552	117,745	(1,026)	(170,179)	117,092

Net change in cash and cash equivalents	—	57,631	(1,026)	—	56,605
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$64,680	$1,112	$—	$65,792

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(15) Subsequent Events

On July 16, 2007, the Company and its subsidiaries entered into a $25,000 bridge loan facility with a certain fund affiliated with WLR. The Company and its subsidiaries were jointly and severally liable for the loan, which was repaid on July 31, 2007.

On July 31, 2007, the Company completed a private offering (the “Offering”) of $195,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2012 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company granted the initial purchaser a 30-day over-allotment option of up to an additional $30,000. The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material future and current domestic subsidiaries (the “Guarantors”). The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the Guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually on February 1 and August 1. The Company received proceeds of $189,150, after deducting the initial purchaser’s discounts and commissions of $5,850. The Company used the net proceeds to repay the $25,000 bridge loan due to WLR and the $65,000 outstanding on its Amended Credit Facility. The remaining $99,150 will be used for general corporate purposes and other expenses related to the Offering estimated to be $1,150. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible (1) under certain circumstances, which are tied to the price of the Company’s common stock, after September 30, 2007 and prior to February 1, 2012; (2) if the Company engages in certain corporate transactions; or (3) anytime from, and including, February 1, 2012 until the business day immediately preceding August 1, 2012.

Concurrent with the closing of the Offering, the Company amended certain covenants to allow for additional flexibility under its financial covenants which include: a maximum leverage ratio, a minimum interest coverage ratio and maximum capital expenditures and to allow for the Offering. The amendment to the Company’s senior credit facility also reduced the Company’s total senior credit facility commitments by the same amount of the gross proceeds from the Offering to $130,000. If the initial purchaser exercises its right to purchase an additional $30,000 aggregate principal amount of Convertible Notes to cover any over-allotments, the commitments under the Company’s senior credit facility will be reduced on a commensurate basis. The initial purchaser’s offer to purchase the additional Convertible Notes expires 30 days after the closing of the Offering.

On June 2, 2007, the West Virginia Department of Environmental Protection issued a permit for the Tygart No. 1 underground mine and preparation plant complex. On July 3, 2007, an environmentalist group filed an appeal of the permit with the West Virginia Surface Mining Board. The Company will vigorously defend this appeal.

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

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2006 Annual Report on Form 10–K/A.

RESULTS OF CONTINUING OPERATIONS

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues – The following table depicts revenues for the three months ended June 30, 2007 and 2006 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)

Coal sales revenues	$188,033	$212,164	$(24,131)	(11)%
Freight and handling revenues	4,571	4,596	(25)	(1)%
Other revenues	15,446	8,383	7,063	84%

Total revenues	$208,050	$225,143	$(17,093)	(8)%

Tons sold	4,445	4,866	(421)	(9)%
Coal sales revenue per ton	$42.30	$43.60	$(1.30)	(3)%

Coal sales revenues – Coal sales revenues decreased $24.1 million for the three months ended June 30, 2007, or 11%, compared to the same period in 2006. This decrease was primarily due to a 9% decrease in tons sold in the second quarter of 2007 compared to the same period in 2006 resulting from the delayed ramp-up of our new mine production, geologic issues at several other mines and constricted rail service that delayed June 2007 shipments, as well as the expiration of brokered coal contracts. Further impacting the decrease in coal sales revenue was a $1.30 per ton reduction in sales realization primarily related to coal supply agreements.

Freight and handling revenues – Freight and handling revenues remained constant for the three months ended June 30, 2007 compared to the same period in 2006.

Other revenues – Other revenues increased $7.1 million for the three months ended June 30, 2007 compared to the same period in 2006. The increase was due to increased revenue of $7.2 million from the sale of a narrow bench highwall mining system by ICG ADDCAR, as well as $1.1 million of revenue generated from newly developed coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”). The increases were partially offset by lower plant processing revenue of $0.5 million and a decrease of $0.8 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Cost and expenses – The following table reflects cost of operations for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)

Cost of coal sales	$175,282	$186,315	$(11,033)	(6)%
Freight and handling costs	4,571	4,596	(25)	(1)%
Cost of other revenues	11,351	6,828	4,523	66%
Depreciation, depletion and amortization	21,794	16,596	5,198	31%
Selling, general and administrative expenses	8,214	7,971	243	3%
Gain on sale of assets	(2,312)	(158)	(2,154)	1363%

Total costs and expenses	$218,900	$222,148	$(3,248)	(1)%

Cost of coal sales per ton sold	$39.43	$38.29	$1.14	3%

Cost of coal sales – For the three months ended June 30, 2007, our cost of coal sales decreased $11.0 million, or 6%, to $175.3 million compared to $186.3 million for the three months ended June 30, 2006. The decrease in cost of coal sales was primarily the result of a 9% decrease in sales tons as described above which was partially offset by 3% increase in cost per ton.

Mining operations that significantly increased or reached full production subsequent to June 30, 2006 at our East Mac and Nellie, Flint Ridge, Raven, Crown, Imperial, Sentinel and Jackson Mountain mines increased cost of coal sales by $24.4 million. Increased costs from new mining operations were partially offset by a decrease in costs of $24.2 million resulting from the closure or cutback of production at our higher cost Flint Ridge Surface, Rowdy Gap, Flint Ridge Highwall, Crown East II, Sycamore No. 1, Sycamore No. 2 and Island mines. Cost of coal sales at existing mines decreased $11.2 million, primarily as a result of a 0.4 million ton decrease in coal sales.

Cost of coal sales per ton increased to $39.43 for the three months ended June 30, 2007 compared to $38.29 in the same period in 2006. The increase was caused primarily by a $1.4 million increase in labor costs, increased costs for steel supplies related to certain geological issues of $1.3 million and a $2.2 million charge related to the shut in of our Flint Ridge surface mine. In addition, cost per ton increased due to decreased productivity at existing mines, higher costs per ton at new mines which are not yet running at their full annual production rate and costs arising from new state and federal mine regulations. These increases were partially offset by decreases which consisted of reductions of $6.0 million in purchased coal resulting from the expiration of brokered coal contracts, $2.1 million of vehicle and equipment lease and rental expense and $7.3 million caused by increased coal stockpile inventories, as well as decreases related to the closure of certain higher cost mines.

Freight and handling costs – Freight and handling costs remained constant for the three months ended June 30, 2007 compared to the same period in 2006.

Cost of other revenues – For the three months ended June 30, 2007, cost of other revenues increased $4.5 million, or 66%, to $11.3 million compared to $6.8 million for the three months ended June 30, 2006. The increase was primarily due to costs related to ICG ADDCAR resulting from the sale of a narrow bench highwall mining system during the quarter.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $5.2 million, or 31%, to $21.8 million for the three months ended June 30, 2007 compared to $16.6 million in the same period in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $5.0 million for the three months ended June 30, 2007 related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Depreciation of coalbed methane well development costs resulted in an additional increase of $1.4 million. The increases were partially offset by an increase in amortization income on below-market coal supply agreements of $1.3 million during the three months ended June 30, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for three months ended June 30, 2007 were $8.2 million compared to $8.0 million for the same period in 2006. The increase was primarily due to increases in legal and professional fees of $0.8 million and bad debt expense of $0.5 million. The increases were offset by a decrease of $1.1 million in compensation expense, primarily attributable to equity awards.

Gain on sale of assets – Gain on sale of assets increased $2.2 million for the three months ended June 30, 2007 from the comparable period in 2006, primarily due to a sale of haul trucks from our ICG Eastern operation during the second quarter of 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues – The following table depicts revenues for the six months ended June 30, 2007 and 2006 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)

Coal sales revenues	$400,993	$415,500	$(14,507)	(3)%
Freight and handling revenues	9,601	9,193	408	4%
Other revenues	25,770	13,953	11,817	85%

Total revenues	$436,364	$438,646	$(2,282)	(1)%

Tons sold	9,426	9,564	(138)	(1)%
Coal sales revenue per ton	$42.54	$43.44	$(0.90)	(2)%

Coal sales revenues – Coal sales revenues decreased $14.5 million for the six months ended June 30, 2007, or 3%, compared to the same period in 2006. This decrease was due to a 1% decrease in tons sold in 2007 compared to 2006 that resulted from a decrease of approximately 1.9 million tons sold related to the idling and closing of mines during the fourth quarter of 2006 and the expiration of certain brokered coal contracts, as well as the delayed ramp-up of our new mine production, geologic issues at several other mines and constricted rail service that delayed June 2007 shipments. The decrease in coal sales revenue from decreased sales tons was further impacted by a $0.90 per ton reduction in sales realization primarily related to coal supply agreements. These decreases were partially offset by a 1.6 million ton increase from new mines that commenced full production subsequent to the second quarter of 2006.

Freight and handling revenues – Freight and handling revenues increased $0.4 million to $9.6 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase is due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Other revenues – Other revenues increased $11.8 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase was due to $3.1 million of revenue generated from newly developed coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX, as well as increased revenue of $1.3 million from our highwall mining activities and $7.2 million from the sale of a narrow bench highwall mining system by ICG ADDCAR. Additionally, we experienced an increase of $0.6 million in ash disposal revenue and a decrease of $0.4 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Cost and expenses – The following table reflects cost of operations for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)

Cost of coal sales	$369,431	$369,474	$(43)	*
Freight and handling costs	9,601	9,193	408	4%
Cost of other revenues	19,539	12,869	6,670	52%
Depreciation, depletion and amortization	42,970	33,692	9,278	28%
Selling, general and administrative expenses	16,842	17,964	(1,122)	(6)%
Gain on sale of assets	(2,354)	(929)	(1,425)	153%

Total costs and expenses	$456,029	$442,263	$13,766	3%

Cost of coal sales per ton sold	$39.19	$38.63	$0.56	1%

*	Not meaningful.

Cost of coal sales – For the six months ended June 30, 2007, our total cost of coal sales remained constant compared to the six months ended June 30, 2006. Decreases in costs due to reduced coal sales were offset by higher production costs and additional costs related to the idling of higher cost mines.

Mining operations that significantly increased or reached full production subsequent to June 30, 2006 at our East Mac and Nellie, Flint Ridge, Raven, Crown, Imperial, Sentinel and Jackson Mountain mines increased cost of coal sales by $62.9 million. Increased costs from new mining operations were partially offset by a decrease in costs of $40.6 million resulting from the closure or cutback of production at our higher cost Flint Ridge Surface, Rowdy Gap, Flint Ridge Highwall, Crown East II, Sycamore No. 1, Sycamore No. 2 and Island mines. Cost of coal sales at existing mines decreased $22.3 million, primarily as a result of a 0.1 million ton decrease in coal sales.

Cost of coal sales per ton increased to $39.19 for the six months ended June 30, 2007 compared to $38.63 for the same period in 2006. The increase was primarily caused by a $4.5 million increase in labor costs, increased costs for steel supplies related to certain geological issues of $2.6 million and a $2.2 million reclamation charge related to the shut in of the Flint Ridge surface mine. In addition, cost per ton increased due to decreased productivity at existing mines and higher costs per ton at new mines which are not yet running at their full annual production rate and costs arising from new state and federal mine regulations. These increases were partially offset by decreases which consisted of $9.8 million in purchased coal resulting from the expiration of brokered coal contracts, $3.8 million of vehicle and equipment lease and rental expense and decreases related to the closure of certain higher cost mines.

Freight and handling costs – Freight and handling costs increased $0.4 million to $9.6 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase was due to an increase in shipments where we initially pay the freight and handling costs and are then reimbursed by the customer.

Cost of other revenues – For the six months ended June 30, 2007, cost of other revenues increased $6.6 million, or 52%, to $19.5 million compared to $12.9 million for the six months ended June 30, 2006. Of the increase, approximately $4.7 million was due to costs related to ICG ADDCAR resulting from the sale of a narrow bench highwall mining system during the period, exploration and development of coalbed methane resulted in a $0.4 million increase and $0.3 million was attributable to increased costs of coal processing, as well as increases in labor, repairs and maintenance, chemicals, lease, property tax and equipment relocation expenses.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $9.3 million, or 28%, to $43.0 million for the six months ended June 30, 2007 compared to $33.7 million in the same period in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $12.4 million for the six months ended June 30, 2007 related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Depreciation of coalbed methane well development costs resulted in an additional increase of $3.0 million. The increases were partially offset by an increase in amortization income on below-market coal supply agreements of $6.1 million during the six months ended June 30, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for the six months ended June 30, 2007 were $16.8 million compared to $18.0 million for the same period in 2006. The decrease of $1.2 million was primarily attributable to gifts aggregating $2.0 million made in 2006 to the families of the thirteen miners involved in the Sago mine accident, partially offset by an increase of $0.4 million in attorney fees and a $0.5 million increase in bad debt expense.

Gain on sale of assets – Gain on sale of assets increased $1.4 million for the six months ended June 30, 2007 from the comparable period in 2006, primarily due to a sale of haul trucks from our ICG Eastern operation during the second quarter of 2007.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, upgrading and maintaining equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time-to-time. Our primary sources of liquidity to meet these needs are cash flows from sales of our coal, other income, borrowings under our senior credit facility, the proceeds of our convertible notes offering and capital equipment financing arrangements.

As of June 30, 2007, our total cash was $16.5 million, we had $65.0 million drawn and we had $66.2 million of letters of credit issued under our $325.0 million senior credit facility. However, weak performance in the first half of the year led management to believe that we would not be able to meet the financial covenants in our senior credit facility at future required certification dates. As a result, we did not expect to have access to the availability under our senior credit facility.

Accordingly, management proactively sought additional sources of liquidity to provide financial flexibility and to avoid constraining our capital growth program for the Beckley, Sentinel and Tygart Valley projects. On July 16, 2007, we and our subsidiaries entered into a $25.0 million bridge loan facility with a certain fund affiliated with WL Ross & Co. LLC (“WLR”). We and our subsidiaries were jointly and severally liable for the loan, which was repaid on July 31, 2007.

On July 31, 2007, we completed a private offering (the “Offering”) of $195.0 million aggregate principal amount of 9.00% Convertible Senior Notes due 2012 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We granted the initial purchaser a 30-day over-allotment option of up to an additional $30.0 million. The Convertible Notes are our senior unsecured obligations and are guaranteed on a senior unsecured basis by our material future and current domestic subsidiaries (the “Guarantors”). The Convertible Notes and the related guarantees rank equal in right of payment to all of our and the Guarantors’ perspective existing and future unsecured senior indebtedness. Interest is payable semi-annually on February 1 and August 1. We received proceeds of $189.2 million, after deducting the initial purchaser’s discounts and commissions of $5.8 million. We used the net proceeds to repay the $25.0 million bridge loan due to WLR and the $65.0 million outstanding on our Amended Credit Facility. The remaining $99.2 million will be used for general corporate purposes and other expenses related to the Offering estimated to be $1.2 million. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of our common stock or, at our option, cash. The Convertible Notes are convertible (1) under certain circumstances, which are tied to the price of our common stock, after September 30, 2007 and prior to February 1, 2012; (2) if we engage in certain corporate transactions; or (3) anytime from, and including, February 1, 2012 until the business day immediately preceding August 1, 2012.

Concurrent with the closing of the Offering, we amended certain covenants to allow for additional flexibility under our financial covenants which include: a maximum leverage ratio, a minimum interest coverage ratio and maximum capital expenditures and to allow for the Offering. The amendment to our senior credit facility also reduced our total senior credit facility commitments by the same amount of the gross proceeds from the Offering to $130.0 million. If the initial purchaser exercises its right to purchase an additional $30.0 million aggregate principal amount of Convertible Notes to cover any over-allotments, the commitments under our senior credit facility will be reduced on a commensurate basis. The initial purchaser’s offer to purchase the additional Convertible Notes expires 30 days after the closing of the Offering.

We currently expect our total capital expenditures will be approximately $177.0 million in 2007, primarily for investments in new equipment and for mining development operations. Cash paid for capital expenditures was approximately $80.0 million for the six months ended June 30, 2007. We have funded these capital expenditures from our internal operations, proceeds from our senior notes offering in 2006, borrowing under our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital, as well as the proceeds from the Offering, will be sufficient to fund our anticipated capital expenditures under our current budget plan through 2008.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the six months ended June 30, 2007, we spent $3.2 million to meet these standards and anticipate spending an additional $3.8 million for the remainder of 2007.

Despite some market improvement, we continue to be affected by weakened demand for coal. The weakened demand forced production schedule cutbacks and increased handling costs. Consequently, certain operations at our Flint Ridge complex were unprofitable at current market prices. As a result, we sharply curtailed production at Flint Ridge’s No. 1 surface mine. As part of the reconfiguration, we redeployed some of the surface equipment to lower-cost reserves at ICG Hazard’s County Line surface mine.

Cash Flows

Net cash provided by operating activities was $26.8 million for the six months ended June 30, 2007, an increase of $8.0 million from the same period in 2006. This increase is attributable to an increase in net operating assets and liabilities of $24.0 million offset by an increase in net loss of $16.0 million after adjustment for non-cash charges.

For the six months ended June 30, 2007, net cash used in investing activities was $76.7 million compared to $79.3 million for the six months ended June 30, 2006. For the first six months of 2007, $80.0 million of cash was used to support existing mining operations and for development of new mining complexes compared to $85.3 million in the same period 2006. Investing activities for the first six months of 2007 also included cash paid of $1.9 million representing contingency payments related to the Horizon acquisition as compared to $2.9 million in 2006. Additionally, we collected proceeds from asset sales of $4.7 million during the six months ended June 30, 2007 versus $3.2 million during the comparable period of 2006.

Net cash provided by financing activities of $47.7 million for the six months ended June 30, 2007 was primarily due to borrowings of $65.0 million on our credit facility. An additional $0.5 million was provided by short-term notes entered into during the period. These borrowings were offset by repayments on our short-term and long-term debt and capital leases of $15.5 million and $1.3 million, respectively. Also impacting financing activities for the three months ended June 30, 2007 was additional finance costs of $1.0 million related to amending our credit facility.

Credit Facility and Long-term Debt Obligations

As of June 30, 2007 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30, 2007
10.25% Senior notes, due 2014	$175,000
Credit facility	65,000
Equipment notes	13,633
Capital leases	158

Total	253,791
Less current portion	4,098

Long-term debt and capital leases	$249,693

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

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 17, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six month periods ended June 30, 2007 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a discussion of our critical accounting policies and estimates.

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

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of June 30, 2007, 93% of 2007 planned production is committed for sale, leaving approximately 7% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $1.2 million for 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On November 18, 2005, ICG, LLC, our wholly-owned subsidiary, filed a complaint in the United States District Court for the Eastern District of Kentucky, Ashland Division, against Massey Coal Sales Company, Inc. (“Massey Coal Sales”), seeking damages for breach of a coal supply agreement under which Massey Coal Sales supplies coal to ICG, LLC for resale to a customer of ICG, LLC. ICG, LLC asserted various claims related to Massey Coal Sales’ failure to ship significant tonnages required to be shipped under the contract and the failure of numerous shipments to meet quality specifications set forth in the contract. On August 14, 2006, Massey Coal Sales asserted various counterclaims against ICG, LLC in the Federal Court litigation claiming that ICG, LLC failed to provide rail cars, that the contract should have been terminated and, as a result, ICG, LLC was unjustly enriched. Massey Coal Sales claimed damages in excess of $50 million. ICG, LLC denied any liability under the counterclaim. On June 1, 2006, ICG, LLC filed a complaint in Pike County, Kentucky, against Massey Energy Company and various of its affiliates seeking compensatory and punitive damages claiming that the defendants tortiously interfered with ICG, LLC’s contract and relationship with its customer. On July 5, 2007, ICG, LLC and Massey Coal Sales entered into a Mutual Release and Settlement Agreement settling all claims among the parties in both the federal court action and the state court action, with no payments due to be paid by us.

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

In addition, from time-to-time, we are involved in legal proceedings arising in the ordinary course of business. We believe we have recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Listed below are risk factors that have changed or been added to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006:

Judicial rulings that restrict disposal of mining spoil material could significantly increase our operating costs, discourage customers from purchasing our coal and materially harm our financial condition and operating results.

Mining in the mountainous terrain of Appalachia typically requires the use of valley fills for the disposal of excess spoil (rock and soil material) generated by construction and mining activities. In our surface mining operations, we use mountaintop removal mining wherever feasible because it allows us to recover more tons of coal per acre and facilitates the permitting of larger projects, which allows mining to continue over a longer period of time than would be the case using other mining methods. Mountaintop removal mining, along with other methods of surface mining, depend on valley fills to dispose of mining spoil material. Construction of roads, underground mine portal sites, coal processing and handling facilities and coal refuse embankments or impoundments also require the development of valley fills. We obtain permits to construct and operate valley fills and surface impoundments from the Army Corps of Engineers, or ACOE, pursuant to Section 404 of the federal Clean Water Act. Lawsuits by various environmental groups challenging the ACOE’s authority to authorize such valley fills and surface impoundments due to surface mining activities under Nationwide Permit 21 or under more comprehensive individual permits have been instituted by environmental groups. Related claims have been made seeking to enjoin the use of specific Nationwide Permit 21 or individual permits, or to appeal the issuance of such permits. The Fourth Circuit Court of Appeals rejected and remanded one such suit that was originally filed in West Virginia, concluding that the ACOE complied with the Clean Water Act in promulgating Nationwide Permit 21. A similar lawsuit filed in federal court in Kentucky is still pending. The Southern District of the U.S. District Court for West Virginia ruled in a challenge of specific Section 404 individual permits that the ACOE failed to adequately assess the impacts of surface mining on headwater streams and therefore could not appropriately evaluate mitigation efforts proposed by the applicant. The court suspended and remanded the Section 404 permits back to the ACOE. The Court also decided that in-stream sediment ponds violate the Clean Water Act. This decision is currently subject to appeal. We cannot predict the final outcome of the legal challenges to Section 404 permits and other mountaintop mining permits. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves, and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal.

Increased leverage may harm our financial condition and results of operations.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the notes and our other outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our senior credit facility;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Our ability and the ability of some of our subsidiaries to engage in some business transactions or to pursue our business strategy may be limited by the terms of our existing debt.

Our senior credit facility contains a number of financial covenants requiring us to meet financial ratios and financial condition tests. The indenture governing our outstanding senior notes and our senior credit facility also restrict our and our subsidiaries ability to:

•	incur additional debt or issue guarantees;

•	pay dividends on, redeem or repurchase capital stock;

•	allow our subsidiaries to issue new stock to any person other than us or any of our other subsidiaries;

•	make certain investments;

•	make acquisitions;

•	incur, or permit to exist, liens;

•	enter into transactions with affiliates;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; and

•	transfer or sell a material amount of our assets outside the ordinary course of business.

These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies.

Our ability to borrow under our senior credit facility will depend upon our ability to comply with these covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. Our failure to comply with these covenants and requirements could result in an event of default under the indenture governing our outstanding senior notes that, if not cured or waived, could permit acceleration of the convertible notes and our senior notes and permit foreclosure on any collateral granted as security under our senior credit facility. If our indebtedness is accelerated, we may not be able to repay it or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to limitations on capital expenditures under our senior credit facility. Because of these limitations, we may not be able to pursue our business strategy to replace our equipment fleet as it ages, develop additional mines or pursue additional acquisitions without additional financing.

Changes in the accounting treatment of certain of our existing securities could decrease our earnings per share.

There may be, in the future, potentially new or different accounting pronouncements or regulatory rulings, which could impact the way we are required to account for the convertible notes, and which may have an adverse impact on our future financial condition and results of operations. With respect to the convertible notes we issued in July 2007, we are required under GAAP as presently in effect to include in outstanding shares for purposes of computing diluted earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the “net share settlement” feature of the notes, under which we are required to pay the principal amount of the notes in cash. The accounting method for net share settled convertible securities is currently under consideration by the Financial Accounting Standards Board (FASB). Under consideration is a proposed method of accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The outcome of this process could result in our being required to recognize additional interest expense, increase the number of shares we count as outstanding for purposes of measuring earnings per share, or a combination of both, which would in turn reduce our earnings per share.

Provisions of the notes could discourage an acquisition of us by a third party.

Certain provisions of both series of our outstanding notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of both series of notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to at least 100% of the principal amount plus accrued and unpaid interest on the notes, all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to issue additional shares of our common stock upon conversion of the convertible notes in the event of certain fundamental changes.

Item 4.	Submission of Matters to a vote of Security Holders

The Company held its annual meeting of shareholders on May 17, 2007. In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of two Class II directors for a term of three years expiring in 2010 and (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office for a three year term or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Cynthia B. Bezik	108,449,197	785,106
William J. Catacosinos	108,243,858	990,445

The following directors remained in office: Wilbur L. Ross, Jr., Bennett K. Hatfield, Maurice E. Carino, Jr., Stanley N. Gaines and Wendy L. Teramoto.

2.	The ratification of the Board of Director’s selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2007 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
109,062,763	90,195	81,345

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Purchase Agreement, dated July 25, 2007, by and among ICG, the guarantors party thereto and UBS Securities LLC	(J)

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(G)

4.5	Form of 10.25% Note	(G)

4.6	Indenture, dated July 31, 2007, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(J)

4.7	Form of Senior Convertible 9.00% Note	(J)

4.8	Registration Rights Agreement, dated July 31, 2007, by and among ICG, the guarantors party thereto and UBS Securities LLC	(J)

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(H)

10.2	Director Compensation Plan	(I)

10.3	Second Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, effective as of July 31, 2007, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(J)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(D)	Filed herewith.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.
(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

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