Form 10-K/A
period 2006-12-31
International Coal Group, Inc.
filed 2007-11-14
CIK 1320934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders, which proxy statement was filed on April 17, 2007.

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 2 (this “Amendment”) to amend certain information that was included in our original Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as amended by Form 10-K/A Amendment No. 1, as described below. For the convenience of the reader, this Amendment sets forth the entire 2006 Form 10-K. However, this Amendment amends only Items 1 and 2 of Part I and Items 6, 7, 8 and 9A of Part II of the 2006 Form 10-K to:

•	clarify on page 2 that we determine amounts of owned or controlled reserves disclosed in the 2006 Form 10-K based on management’s estimates;

•

amend the disclosure on page 2 to disclose how much of our tons sold as of December 31, 2006 were purchased through brokered coal contracts (coal purchased from third parties for resale), as well as the average sale price for such brokered coal;

•

correct the row entitled “Central Appalachia—ICG Natural Resources” in the table on page 49 to reflect that 14.71 million tons of the Jennie Creek reserves are assigned, and only 30.19 million tons are unassigned, as well as the table on page 50 to provide the related quality characteristics of the assigned and unassigned Jennie Creek reserves;

•	rename our “EBITDA” financial measure “Adjusted EBITDA” throughout the document;

•

expand the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to (i) include a discussion of coal sales revenues, Adjusted EBITDA and tons sold by segment , (ii) add disclosure regarding capital expenditures by segment and (iii) clarify that coal sales revenues are derived from sales of produced coal and brokered coal sales; and

•

to correct certain amounts in our consolidated financial statements related to an immaterial overstatement of certain leasehold and ownership interests in land, accrued property taxes and certain other items as of and for the years ended December 31, 2006 and 2005 and for the period May 11, 2004 (inception) to December 31, 2004. See Note 24 to the consolidated financial statements included in Item 8 for further detail.

No other Items are being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2006 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original March 1, 2007 filing date of the 2006 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2006 Form 10-K that we filed on March 1, 2007. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive and financial officers.

INDEX TO ANNUAL REPORT

ON FORM 10-K/A

*	The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Party Transactions,” “Audit Matters,” and “ Executive Officers” in the registrant’s definitive proxy statement which was filed on April 17, 2007.

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

As of December 31, 2006, management estimates that we owned or controlled approximately 317 million tons of metallurgical quality coal reserves and approximately 746 million tons of steam coal reserves. Management’s estimates were developed considering an initial independent evaluation as well as subsequent acquisitions, dispositions, depleted reserves, changes in available geological or mining data and other factors. Further, we own or control approximately 566 million tons of non-reserve coal deposits.

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

For the year ended December 31, 2006, we sold 19.4 million tons of coal, of which approximately 16.2 million tons were produced from the Company’s mining activities and approximately 3.2 million tons were purchased through brokered coal contracts (coal purchased from third parties for resale), at an average sale price of $42.80 and $44.38, respectively. Of the tons sold, 19.2 million tons were steam coal and 0.2 million tons were metallurgical coal. Our steam coal sales volume in 2006 consisted of mid to high quality, high Btu (greater than 12,000 Btu/lb.), low to medium sulfur (1.5% or less) coal, which typically sells at a premium to lower quality, lower Btu, higher sulfur steam coal. Our three largest customers for the year ended December 31, 2006 were Georgia Power Company, Duke Power and Carolina Power & Light Company and we derived approximately 56% of our coal revenues from sales to our five largest customers. Revenues from sales to Georgia Power Company, Duke Power and Carolina Power & Light Company each accounted for more than 10% of coal revenues in 2006.

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

Suppliers

In 2006, we spent more than $284 million to procure goods and services in support of our business activities, excluding capital expenditures. Principal commodities include maintenance and repair parts and services, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. Our outside suppliers perform a significant portion of our equipment rebuilds and repairs both on and off-site, as well as construction and reclamation activities.

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

When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. As of December 31, 2006, we have recorded $196.8 million of goodwill in connection with the acquisition of Horizon. The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. We performed an impairment test of the assets acquired from Horizon as of October 31, 2006. Any finding that the value of our goodwill has been impaired would require us to write-off the impaired portion, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

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

Our total coal reserves could support current production levels for more than 64 years. The following table provides the location of our mining operations and the type of coal produced at those operations as of January 1, 2007:

Mining Operations	Assigned or Unassigned(1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Proven and Probable Reserves(2) (in million tons)	Owned Proven and Probable Reserves (in million tons)	Leased Proven and Probable Reserves (in million tons)	Steam Proven and Probable Reserves (in million tons)	Metallurgical(3)(4) Proven and Probable Reserves (in million tons)
Northern Appalachia
Vindex Energy Corp.	Assigned	O	MD	S	7.85	0.00	7.85	7.74	0.11
	Unassigned	D	MD	S/UG	40.18	0.47	39.71	22.15	18.03

Total Vindex Energy Corp.					48.03	0.47	47.56	29.89	18.14

Patriot Mining Co.	Assigned	O	WV	S	2.27	0.80	1.47	2.27	0.00
	Unassigned	D	WV	S	0.00	0.00	0.00	0.00	0.00

Total Patriot Mining Co.					2.27	0.80	1.47	2.27	0.00

Wolf Run Mining Buckhannon Division	Assigned	O	WV	UG	17.18	16.55	0.63	0.00	17.18
	Unassigned	D	WV	UG	30.55	28.81	1.74	0.00	30.55

Total Wolf Run Mining Buckhannon Division					47.73	45.36	2.37	0.00	47.73

Sycamore Group	Assigned	O	WV	UG	17.41	0.23	17.18	17.41	0.00
Wolf Run Mining Philippi Development Division	Assigned	O	WV	UG	51.18	34.66	16.52	15.32	35.86
	Unassigned	D	WV	UG	4.94	4.94	0.00	0.00	4.94

Total Wolf Run Mining Philippi Development Division					56.12	39.60	16.52	15.32	40.80

CoalQuest Development LLC	Unassigned	D	WV	UG	186.04	186.04	0.00	32.71	153.33
	(Hillman)

Northern Appalachia Total					357.60	272.50	85.10	97.60	260.00

Central Appalachia
ICG Eastern	Assigned	O	WV	S	11.45	3.37	8.08	11.45	0.00
	Unassigned	D	WV	S	6.71	0.00	6.71	6.71	0.00

Total ICG Eastern					18.16	3.37	14.79	18.16	0.00

ICG Hazard	Assigned	O	KY	S	36.77	0.18	36.59	36.77	0.00
	Unassigned	D	KY	S/UG	2.04	0.00	2.04	2.04	0.00

Total ICG Hazard					38.81	0.18	38.63	38.81	0.00

Flint Ridge	Assigned	O	KY	S/UG	30.57	0.23	30.34	30.57	0.00
ICG Knott County	Assigned	O	KY	UG	16.00	4.19	11.81	16.00	0.00
ICG East Kentucky	Assigned	O	KY	S	5.71	3.71	2.00	5.71	0.00

ICG Natural Resources	Assigned	D	WV	S	14.71	0.00	14.71	14.71	0.00
	Unassigned	D	WV	UG	30.19	2.20	27.99	30.19	0.00

	(Jennie Creek)
Total ICG Natural Resources					44.90	2.20	42.70	44.90	0.00

ICG Beckley(3)	Unassigned	D	WV	UG	28.97	1.28	27.69	0.00	28.97
	(Beckley)
White Wolf Energy, Inc. (f/k/a Anker Virginia Mining Company, Inc.)(3)	Unassigned	D	V	UG	27.50	0.00	27.50	0.00	27.50
	(Big Creek)

Central Appalachia Total					210.62	15.16	195.46	154.15	56.47

Other
ICG Illinois	Assigned
	(Viper)	O	IL	UG	25.22	9.92	15.30	25.22	0.00

ICG Natural Resources	Unassigned	D	IL	UG	469.26	449.11	20.15	469.26	0.00

Total Other					494.48	459.03	35.45	494.48	0.00

Total Proven and Probable Reserves					1,062.70	746.69	316.01	746.23	316.47

(1)	The proven and probable reserves indicated for each mine are “Assigned.” Unassigned proven and probable reserves for each mining complex are shown separately. “Assigned reserves” means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned reserves” represent coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property. The primary reason for this distinction is to inform investors, which coal reserves will require substantial capital investments before production can begin.
(2)	The proven and probable reserves are reported as recoverable reserves, which is that part of a coal deposit which could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield.
(3)	ICG Beckley and White Wolf Energy meet historical metallurgical coal quality specifications.
(4)	Currently, we report selling coal with ash and sulfur contents as high as 10% and 1.5%, respectively into the current metallurgical market from the Vindex Energy, Buckhannon and Philippi Divisions. Similarly, we believe all production from Vindex Division and portions of Hillman could be sold on this metallurgical market when production begins.

The following table provides the “quality” (average moisture, ash, sulfur and Btu content, sulfur content and ash content per pound) of our coal reserves as of January 1, 2007:

			As Received Quality					Total Reserves
Mining Operations	Assigned or Unassigned(1)		% Moisture	% Ash	% Sulfur	Btu/lb.	Lbs. SO(2)/ million Btu’s	<1.2 lbs. SO(2) Compliance	>1.2 lbs SO(2) Non-Compliance
Northern Appalachia
Vindex Energy Corp.	Assigned		4.92	18.19	1.59	11,845	2.68	0.00	7.85
	Unassigned		6.00	13.63	1.81	12,547	2.88	3.63	36.55

Total Vindex Energy Corp.			5.82	14.41	1.77	12,427	2.85	3.63	44.40

Patriot Mining Co.	Assigned		6.00	16.40	2.07	11,672	3.54	0.00	2.27
	Unassigned		6.00	19.06	2.13	11,240	3.79	0.00	0.00

Total Patriot Mining Co.			6.00	16.40	2.07	11,672	3.54	0.00	2.27

Wolf Run Mining Buckhannon Division	Assigned		6.00	8.97	1.30	13,046	1.99	0.00	17.18
	Unassigned		6.00	8.92	0.99	13,069	1.52	0.00	30.55

Total Wolf Run Mining Buckhannon Division			6.00	8.94	1.10	13,060	1.68	0.00	47.73

Sycamore Group	Assigned		6.00	7.20	3.05	13,098	4.66	0.00	17.41

Philippi Development Division	Assigned		6.00	8.37	1.40	13,230	2.12	0.00	51.18
	Unassigned		6.00	8.04	1.44	13,353	2.15	0.00	4.94

Total Philippi Development Division			6.00	8.34	1.41	13,241	2.12	0.00	56.12

CoalQuest Development LLC	Unassigned		6.00	9.25	1.15	13,145	1.76	0.00	186.04
	(Hillman	)

Northern Appalachia Total								3.63	353.97

Central Appalachia
ICG Eastern	Assigned		6.00	14.42	1.24	11,964	2.07	0.00	11.45
	Unassigned		6.00	14.42	1.24	11,964	2.07	0.00	6.71

Total ICG Eastern			6.00	14.42	1.24	11,964	2.07	0.00	18.16

ICG Hazard	Assigned		6.00	13.42	1.40	11,976	2.33	0.00	36.77
	Unassigned		6.00	7.00	0.73	12,832	1.14	2.04	0.00

Total ICG Hazard			6.00	13.09	1.36	12,019	2.27	2.04	36.77

Flint Ridge	Assigned		6.00	8.15	1.39	12,768	2.17	0.00	30.57

ICG Knott County	Assigned		6.04	8.03	1.30	12,822	2.03	0.37	15.63

ICG East Kentucky	Assigned		5.74	9.60	0.92	12,474	1.48	0.00	5.71

ICG Natural Resources	Assigned		7.00	9.65	0.75	12,281	1.22	9.59	5.12
	Unassigned		7.00	4.92	1.27	13,254	1.92	0.00	30.19

	(Jennie Creek	)
Total ICG Natural Resources			7.00	6.47	1.10	12,935	1.70	9.59	35.31

ICG Beckley(2)	Unassigned		6.00	4.87	0.70	13,913	1.01	28.97	0.00
	(Beckley	)
White Wolf Energy, Inc. (f/k/a Anker Virginia Mining Company, Inc.)(2)	Unassigned		6.00	4.00	0.65	14,073	0.92	27.50	0.00
	(Big Creek	)

Central Appalachia Total								68.47	142.15

Other
ICG Illinois	Assigned (Viper)		16.00	8.80	2.86	10,692	5.35	0.00	25.22
ICG Natural Resources	Unassigned		12.90	8.81	2.84	11,003	5.17	0.00	469.26

Total Other								0.00	494.48

Total Proven and Probable Reserves								72.10	990.60

(1)	The proven and probable reserves indicated for each mine are “Assigned.” Unassigned proven and probable reserves for each mining complex are shown separately. “Assigned reserves” means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned reserves” represent coal which has not been committed, and which would require new mine shafts, mining equipment, or plant facilities before operations could begin in the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital investments before production can begin.
(2)	ICG Beckley and White Wolf Energy meet historical metallurgical coal quality specifications.

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

	International Coal Group, Inc.			Horizon (Predecessor to International Coal Group, Inc.)			AEI Resources (predecessor to Horizon)
	Year ended December 31, 2006(3)	Year ended December 31, 2005(3)	Period from May 13, 2004 to December 31, 2004(3)	Period from January 1, 2004 to September 30, 2004(2)	Year ended December 31, 2003(2)	Period from May 10, 2002 to December 31, 2002(2)	Period from January 1, 2002 to May 9, 2002(2)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Coal sales revenues	$833,998	$619,038	$130,463	$346,981	$441,291	$264,235	$136,040
Freight and handling revenues	18,890	8,601	880	3,700	8,008	6,032	2,947
Other revenues	38,706	22,852	5,648	22,841	31,771	27,397	21,183

Total revenues	891,594	650,491	136,991	373,522	481,070	297,664	160,170
Costs and Expenses:
Freight and handling costs	18,890	8,601	880	3,700	8,008	6,032	2,947
Cost of coal sales and other revenues	769,332	510,097	113,527	306,429	400,652	251,361	114,767
Depreciation, depletion and amortization	72,218	43,076	7,932	27,547	52,254	40,033	32,316
Selling, general and administrative	34,578	28,828	4,205	8,477	23,350	16,695	9,677
(Gain) loss on sale of assets	(1,125)	(502)	(10)	(226)	(4,320)	(39)	(93)
Writedowns and special items	—	—	—	10,018	9,100	729,953	8,323

Total costs and expenses	893,893	590,100	126,534	355,945	489,044	1,044,035	167,937

Income (loss) from operations	(2,299)	60,391	10,457	17,577	(7,974)	(746,371)	(7,767)
Interest and Other Income (Expense):
Interest expense, net	(18,091)	(14,394)	(3,453)	(114,211)	(145,892)	(80,405)	(36,666)
Reorganization items	—	—	—	(12,471)	(23,064)	(4,075)	787,900
Other, net	2,113	3,302	16	1,442	187	1,256	499

Total interest and other income (expense)	(15,978)	(11,092)	(3,437)	(125,240)	(168,769)	(83,224)	751,733

Income (loss) before income taxes and minority interest	(18,277)	49,299	7,020	(107,663)	(176,743)	(829,595)	743,966
Income tax (expense) benefit	9,015	(16,986)	(2,660)	—	—	—	—
Minority interest	(58)	15	—	—	—	—	—

Net income (loss)	$(9,320)	$32,328	$4,360	$(107,663)	$(176,743)	$(829,595)	$743,966

	International Coal Group, Inc.			Horizon (Predecessor to International Coal Group, Inc.)			AEI Resources (predecessor to Horizon)
	Year ended December 31, 2006(3)	Year ended December 31, 2005(3)	Period from May 13, 2004 to December 31, 2004(3)	Period from January 1, 2004 to September 30, 2004(2)	Year ended December 31, 2003(2)	Period from May 10, 2002 to December 31, 2002(2)	Period from January 1, 2002 to May 9, 2002(2)
Earnings Per Share(1):
Basic	$(0.06)	$0.29	$0.04	$—	$—	$—	$—
Diluted	(0.06)	0.29	0.04	—	—	—	—
Weighted-Average Common Shares Outstanding(1):
Basic	152,028,165	111,120,211	106,605,999	—	—	—	—
Diluted	152,028,165	111,161,287	106,605,999	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$18,742	$9,187	$23,967	$—	$859	$114	$87,278
Total assets	1,316,891	1,051,403	457,045	539,606	576,372	623,800	1,521,318
Long-term debt and capital leases	180,035	45,462	175,681	29	315	1,157	933,106
Total liabilities and minority interest	658,541	384,917	302,534	1,422,290	1,351,393	1,222,219	1,286,318
Total stockholders’ equity (members’ deficit)	658,350	666,486	154,511	(882,684)	(775,021)	(598,419)	235,000
Total liabilities and stockholders’ equity (members’ deficit)	1,316,891	1,051,403	457,045	539,606	576,372	623,800	1,521,318
Statement of Cash Flows Data:
Net cash from:
Operating activities	$55,591	$77,319	$30,264	$28,085	$20,030	$76,378	$(353,592)
Investing activities	(160,769)	(104,713)	(329,168)	3,437	(3,826)	(12,805)	44,555
Financing activities	114,733	12,614	322,871	(32,381)	(15,459)	(78,025)	259,011
Capital expenditures	165,658	108,231	5,583	6,624	16,937	13,435	10,963

(1)	Earnings per share data and average shares outstanding are not presented for the year ended December 31, 2003 and the period from January 1, 2004 to September 30, 2004 because they were prepared on a carve-out basis. The financial statements prepared for predecessor periods are carve-out financial statements reflecting the operations and financial condition of the Horizon assets acquired by us as of September 30, 2004 (collectively, the “combined companies”). The predecessor financial statements were prepared from the separate accounts and records maintained by the combined companies. In addition, certain assets and expense items represent allocations from Horizon. The accounts allocated include vendor advances, reclamation deposits and selling, general and administrative expenses.
(2)	As restated. See Note 12 to the combined financial statements of Horizon included elsewhere in this report.
(3)	As restated. See Note 24 to the consolidated financial statements of International Coal Group, Inc. included elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Goodwill

In our consolidated balance sheet as of December 31, 2006, we had $196.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired from Horizon. We test for impairment of goodwill annually as of October 31 to determine if the fair value of the underlying business units can support the amount of goodwill allocated to them. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results of the business units. If an impairment test indicates the fair value of the underlying business units cannot support the amount of goodwill allocated to it, we will be required to write off the impaired portion. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the year in which the write-off occurs.

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

Coal sales revenues.    Coal sales revenues are derived from sales of produced coal and brokered coal sales. Coal sales revenues increased $215.0 million for the year ended December 31, 2006, or 35%, compared to the year ended December 31, 2005. This increase was due to an increase in tons sold of 31% over 2005 because of the Anker/CoalQuest acquisition and an increase of $1.10 per ton in the average sales price of our coal (exclusive of amortization income on below-market coal supply agreements) primarily sold pursuant to coal supply agreements. Tons sold in 2006 increased by 4.6 million to 19.4 million, primarily due to the effect of the Anker and CoalQuest acquisitions, which provided approximately 3.8 million additional tons over the prior year. Additionally, new mining complexes that commenced operations during 2006 provided an increase of approximately 1.6 million tons over 2005. These increases were partially offset by decreases in tons sold caused by unusual events at our Sago and Viper mines and operating difficulties leading to the idling of certain mining units during the second half of 2006.

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

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Central Appalachian	$534,429	$446,039	$88,390	20%
Northern Appalachian	109,184	11,186	97,998	876%
Illinois Basin	49,842	53,931	(4,089)	(8)%
Ancillary	140,543	107,882	32,661	30%

Total coal sales revenues	$833,998	$619,038	$214,960	35%

The following table depicts tons sold by operating segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Central Appalachian	10,904	9,782	1,122	11%
Northern Appalachian	3,281	300	2,981	994%
Illinois Basin	2,020	2,322	(302)	(13)%
Ancillary	3,166	2,351	815	35%

Total tons sold	19,371	14,755	4,616	31%

Coal sales revenues from our Central Appalachian segment increased approximately $88.4 million, or 20%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily attributable to an increase in tons sold of approximately 1.1 million, or 11%, over 2005 due to our East Mac and Nellie, Flint Ridge deep and Raven No. 1 underground mines that commenced operations in 2006, as well as various mines that significantly increased or reached full production during 2006. The increase was additionally impacted by an increase of $3.41 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements.

Our Northern Appalachian segment is comprised primarily of mines from the Anker/CoalQuest acquisition in November 2005. Coal sales revenues from our Northern Appalachian operations increased $98.0 million due to an increase of 3.0 million tons sold resulting from a full year of production from these mines.

Coal sales revenues from our Illinois Basin segment decreased approximately $4.1 million, or 8%, from 2005 primarily due to a 13% decrease in tons sold resulting from a fire at our Viper mine which led to the temporary idling of the mine during 2006. The decrease in tons sold was partially offset by an increase in coal sales revenue per ton of $1.45.

Coal sales revenues from the Ancillary segment are comprised of coal sold under brokered coal contracts. We experienced an increase of $32.7 million, or 30%, due to an increase of 0.8 million tons, or 35%, primarily from brokered coal contracts acquired from Anker in November 2005 which provided a full year of sales for 2006.

Costs and expenses

The following table depicts cost of operations for the years ended December 31, 2006 and 2005 for the indicated categories:

	Year Ended December 31,
	2006		2005		Increase (Decrease)
	$	%(1)	$	%(1)	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$769,332	86%	$510,097	79%	$259,235	51%
Freight and handling costs	18,890	2%	8,601	1%	10,289	120%
Depreciation, depletion and amortization	72,218	8%	43,076	7%	29,142	68%
Selling, general and administrative expenses	34,578	4%	28,828	4%	5,750	20%
Gain on sale of assets	(1,125)	*	(502)	*	(623)	124%

Total costs and expenses	$893,893	100%	$590,100	91%	$303,793	51%

Total costs and expenses per ton sold(2)	$46.15		$39.99		$6.16	15%

*	Not meaningful.
(1)	Amount as a percentage of total revenues.
(2)	Included in total costs and expenses per ton sold were costs for ICG ADDCAR, highwall mining activities and shop services of $1.61 and $2.07 per ton for the years ended December 31, 2006 and 2005, respectively.

Cost of coal sales and other revenues.    For the year ended December 31, 2006, our cost of coal sales increased $259.2 million, or 51%, to $769.3 million compared to $510.1 million for the year ended December 31, 2005. The increase in cost of coal sales was primarily a result of our acquisitions of Anker and CoalQuest, which resulted in an increase in cost of coal sales of approximately $177.9 million, and includes several unusual events and operating difficulties adversely affecting the year, such as the closure of the Stony River deep mine, the bankruptcy of a key coal supplier for our Vindex operation, an extended construction outage at the Sentinel mine, adverse geological conditions encountered at the Sycamore No. 2 mine and the effects of the Sago mine accident in January 2006. Our performance was also adversely affected in the second quarter of 2006 by a fire at our Illinois mining complex. The start-up of our Flint Ridge, East Mac and Nellie, Raven, Crown, Carlos and Imperial mine sites, as well as the purchase of our Jackson Mountain mine site, increased cost of coal sales by $70.3 million. Other factors affecting cost of coal sales and other revenues for the year were increases in prices for diesel fuel and lube costs of $7.0 million, increased blasting supplies costs of $1.2 million, increased contract labor costs of $2.1 million and increased tire costs of $3.3 million. Variable sales-related costs, such as royalties and severance taxes increased $5.3 million due to increased sales realization. Trucking costs increased $2.8 million due to escalated diesel fuel costs. In addition, salary and hourly payroll expense and related employee benefits increased $8.4 million due to increased personnel and the necessity to maintain a competitive compensation program due to a highly-competitive labor market. These increases were partially offset by an increase in stockpile inventories which decreased cost of coal sales for the period by $8.9 million, decreases in equipment rental expense of $7.0 million due to the decision to purchase rather than lease needed equipment, decreased insurance costs of $1.5 million primarily caused by the change from a state run workers compensation program to a private insurance carrier and a decrease in purchase coal costs of $2.6 million.

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

Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $29.1 million to $72.2 million for the year ended December 31, 2006 compared to $43.1 million for the year ended December 31, 2005. Depreciation, depletion and amortization per ton increased to $3.73 per ton sold in the year ended December 31, 2006 from $2.92 per ton sold for the year ended December 31, 2005. The principal component of the increase was an increase in depreciation, depletion and amortization expense of $41.3 million for the year ended December 31, 2006, $21.3 million of which was related to the acquisitions of Anker and CoalQuest, as well as an increase in capital expenditures and coalbed methane well costs. The increases were offset by a net increase in amortization income on above- and below-market coal supply agreements of $12.2 million during the year ended December 31, 2006.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the year ended December 31, 2006 were $34.6 million compared to $28.8 million for the year ended December 31, 2005. The net increase of $5.8 million was attributable to gifts aggregating $2.0 million made to the families of the thirteen miners involved in the Sago mine accident, increases in legal, professional and consulting fees of $5.2 million, $1.7 million for share-based compensation related restricted stock and stock options, $0.9 million in compensation expense and $0.6 million in insurance expense. Increases in legal, professional and consulting fees, as well as compensation and insurance expense, were related to being a public company. These increases were offset by a $5.4 million reduction in payroll taxes related to stock-based compensation. In 2005, certain recipients of restricted stock awards filed Section 83(b) elections, which resulted in full taxation of the award at the grant date rather than upon vesting.

Gain on sale of assets.    Asset sales resulted in a gain of $1.1 million for the year ended December 31, 2006 compared to $0.5 million for the year ended December 31, 2005.

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

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion and amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 71 of this 10-K/A and in Note 21 to our consolidated financial statements for the year ended December 31, 2006.

The following table depicts segment Adjusted EBITDA for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Central Appalachian	$108,598	$104,684	$3,914	4%
Northern Appalachian	(36,586)	(2,873)	33,713	1,173%
Illinois Basin	4,476	4,630	(154)	(3)%
Ancillary	(4,456)	328	(4,784)	(1,459)%

Total Adjusted EBITDA	$72,032	$106,769	$(34,737)	(33)%

Adjusted EBITDA from our Central Appalachian segment increased $3.9 million, or 4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was due primarily to an 11% increase in tons sold by our Central Appalachian operations. The increase in sales tons was partially offset by less favorable profit margins of approximately $0.60 per ton resulting from increased production costs. Additionally, activities incidental to our coal producing activities, such as coal processing and royalty income, increased by $2.4 million and $1.1 million, respectively, in 2006, contributing to the increase in Adjusted EBITDA.

The decrease in Adjusted EBITDA from our Northern Appalachian segment of $33.7 million was primarily the result of a full year of operations in 2006 by the mining complexes acquired from Anker and CoalQuest in November 2005. Additionally, several unusual events and operating difficulties, such as the closure of the Stony River deep mine, the bankruptcy of a key coal supplier for our Vindex operation, an extended construction outage at the Sentinel mine and adverse geological conditions encountered at the Sycamore No. 2 mine, adversely affected Adjusted EBITDA. Also impacting the decrease were the effects of the Sago mine accident in January 2006, which decreased Adjusted EBITDA by $13.0 million as a result of reserves established for claims and other future costs and $4.7 million of mine holding costs prior to resuming operations at the end of the first quarter.

Adjusted EBITDA from our Illinois Basin segment decreased $0.2 million, or 3%, due to a fire at our Viper mine which led to a temporary idling of the mine in 2006.

The decrease in Adjusted EBITDA from our Ancillary segment of $4.8 million was the result of decreased margins on contract mining activities performed by our subsidiary ICG ADDCAR resulting from varying mining conditions at the contracting parties' mining complexes and increased direct costs. Also impacting the decrease were increased selling, general and administrative expenses due to gifts aggregating $2.0 million made to the families of the thirteen miners involved in the Sago mine accident, expenses related to being a public company, including legal, professional and consulting fees of $5.2 million, share-based compensation of $1.7 million and compensation expense of $0.9 million. These increases were partially offset by a $5.4 million reduction in payroll taxes paid in 2005 related to stock based compensation.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Central Appalachian
Net income	$59,620	$77,079	$(17,459)	(23)%
Depreciation, depletion and amortization	48,050	27,085	20,965	77%
Interest expense, net	928	520	408	78%

Adjusted EBITDA	$108,598	$104,684	$3,914	4%

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Northern Appalachian
Net loss	$(47,907)	$(3,868)	$44,039	1,139%
Depreciation, depletion and amortization	10,822	956	9,866	1,032%
Interest expense, net	441	54	387	717
Minority interest	58	(15)	73	487%

Adjusted EBITDA	$(36,586)	$(2,873)	$33,713	1,173%

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Illinois Basin
Net loss	$(1,978)	$(19)	$1,959	10,311%
Depreciation, depletion and amortization	6,287	4,550	1,737	38%
Interest expense, net	167	99	68	69%

Adjusted EBITDA	$4,476	$4,630	$(154)	(3)%

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Ancillary
Net loss	$(19,055)	$(40,864)	$(21,809)	(53)%
Depreciation, depletion and amortization	7,059	10,485	(3,426)	(33)%
Interest expense, net	16,555	13,721	2,834	21%
Income tax expense (benefit)	(9,015)	16,986	(26,001)	(153)%

Adjusted EBITDA	$(4,456)	$328	$(4,784)	(1,459)%

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages)
Consolidated
Net loss	$(9,320)	$32,328	$(41,648)	(129)%
Depreciation, depletion and amortization	72,218	43,076	29,142	68%
Interest expense, net	18,091	14,394	3,697	26%
Income tax expense (benefit)	(9,015)	16,986	(26,001)	(153)%
Minority interest	58	(15)	73	487%

Adjusted EBITDA	$72,032	$106,769	$(34,737)	(33)%

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

Costs and expenses

The following table reflects ICG’s cost of operations for the year ended December 31, 2005 and depicts ICG’s combined cost of operations for the year ended December 31, 2004:

	Year Ended December 31,
	2005		Combined 2004		Increase (Decrease)
	$	%(1)	$	%(1)	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$510,097	78%	$419,956	82%	$90,141	21%
Freight and handling costs	8,601	1%	4,580	1%	4,021	88%
Depreciation, depletion and amortization	43,076	7%	35,479	7%	7,597	21%
Selling, general and administrative expenses	28,828	4%	12,682	2%	16,146	127%
Gain on sale of assets	(502)	*	(236)	*	(266)	113%
Writedowns and other items	—	*	10,018	2%	(10,018)	100%

Total costs and expenses	$590,100	91%	$482,479	95%	$107,621	22%

Total costs and expenses per ton sold(2)	$39.99		$34.46		$5.53	16%

*	Not meaningful
(1)	Amount as a percentage of total revenues.
(2)	Included in total costs and expenses per ton sold were costs for ICG ADDCAR, highwall mining activities and shop services of $2.08 and $1.74 per ton for the years ended December 31, 2005 and 2004, respectively.

Cost of coal sales and other revenues.    In 2005, our cost of coal sales increased $90.1 million, or 21.0%, to $510.1 million compared to $420.0 million in the prior year. The increase in cost of coal sales is primarily a result of increases in prices for steel-related mine supplies, including increases in costs for roof control supplies of $1.7 million, increasing costs for conveyor belts and structure of $2.8 million, escalating diesel fuel costs, which were further heightened by Hurricane Katrina’s devastation in Mississippi and Louisiana of $12.0 million, increasing costs for repairs and maintenance of $6.3 million, increasing site preparation and maintenance of $1.1 million and increasing purchase coal costs of $5.6 million. Variable sales-related costs, such as royalties and severance taxes, increased $11.7 million due to increased sales realizations. Trucking costs increased $11.0 million due to both escalating diesel fuel costs and increased driver compensation costs. In addition, salary and hourly payroll expense increased $14.1 million due to a highly-competitive labor market and the necessity to maintain a competitive compensation program. Approximately $22.3 million of the increase in the cost of coal sales was due to our acquisitions of Anker and CoalQuest. These increases were partially offset by decreases in equipment rental expense of $8.0 million due to the decision to purchase rather than lease to fulfill our equipment needs. The total costs and expenses per ton sold increased 16% from $34.46 per ton in 2004 to $39.99 per ton in 2005.

Freight and handling costs.    Freight and handling costs increased $4.0 million to $8.6 million for the year ended December 31, 2005 compared to 2004. The increase is due to an increase in shipments for which we initially pay the freight and handling costs and are then reimbursed by the customer.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $7.6 million to $43.1 million in 2005 compared to $35.5 million in 2004. Depreciation, depletion and amortization per ton increased from $2.53 per ton sold in 2004 to $2.92 per ton sold in 2005. The principal component of the increase was an increase in depreciation expense of $14.8 million in 2005 due to an increase in capital expenditures, as well as shortened depreciable asset lives of the Horizon equipment purchased by ICG, Inc. in September 2004. The cost increase was offset by a decrease in depletion of $3.1 million as a result of a revaluation of mineral reserves in connection with the purchase of Horizon’s assets and amortization income on below market coal supply agreements of $1.0 million. Effective January 1, 2004, Horizon discontinued the accounting practice of capitalization of major repair costs in excess of $25,000 per occurrence. The decrease in amortization relating to this practice was $3.9 million.

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

Approximately $69.4 million of 2006 capital expenditures were attributable to our Central Appalachian operations. This amount represents investments of approximately $39.6 million in our newly developed Flint Ridge, Raven and East Mac and Nellie mines sites, as well as investment in the development of our future

Beckley mining complex of approximately $7.5 million. Additionally, we expended approximately $22.3 million for upgrades and maintenance at our ICG Hazard, ICG Knott County, ICG East Kentucky and ICG Eastern operations.

We spent approximately $70.5 million for development and improvements of our Northern Appalachian operations in 2006. Approximately $7.8 million of the amount was due to the start-up of our Crown, Carlos and Imperial mines sites and approximately $11.7 million was for the purchase of our Jackson Mountain mine site. Additionally, we invested approximately $29.4 million in future operations at our Sentinel-Clarion, Tygart and Vindex mine sites and approximately $21.6 million for current operations at Buckhannon, Patriot, and Harrison.

Expenditures of approximately $7.4 million for our Illinois Basin operations were for on-going operational improvements and to rebuild equipment damaged in a fire during 2006.

Approximately $18.4 million of capital expenditures in 2006 were within our Ancillary segment. Approximately $8.3 million of the amount was attributable to the construction of a new building that houses our corporate headquarters. An additional $5.9 million was for our investment in a joint operating agreement for the purpose of exploration and development of coalbed methane. Additionally, we spent approximately $4.2 million for upgrades and maintenance at ICG ADDCAR and other subsidiaries.

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

Cash Flows

Net cash provided by operating activities was $55.6 million for the year ended December 31, 2006, a decrease of $21.7 million from 2005. This decrease is attributable to a decrease in earnings of $12.2 million, after adjustment for non-cash charges. The remaining decrease was due to the decrease in net operating assets and liabilities of $9.6 million.

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

Net cash provided by operating activities was $77.3 million for the year ended December 31, 2005, an increase of $19.0 million from the same period in 2004. This increase is attributable to an increase in net income of $151.8 million after adjustment for non-cash charges. These increases were partially offset by the effects of a decrease in net operating assets and liabilities of $122.9 million and writedowns of $17.7 million. In the same period in 2004, there was a gain on a lease buyout option of $7.7 million related to our predecessor’s bankruptcy filing.

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

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Periodically, we review the design and effectiveness of our disclosure controls and controls over financial reporting to ensure they remain effective. If such reviews identify a need, we will make modifications to improve the design and effectiveness of our control structure.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people, or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Restatement of Previously Issued Financial Statements

As described in Note 24 to the consolidated financial statements within Item 8, while finalizing our quarterly results for the period ended September 30, 2007, we identified immaterial overstatements related to certain leasehold and ownership interests in land, accrued property taxes and certain other items. As a result, we are filing this amendment to our Annual Report on Form 10-K to restate our consolidated balance sheets, consolidated statements of operations and cash flows as of and for the two years ended December 31, 2006 and 2005, and for the period May 11, 2004 (inception) to December 31, 2004 to make the required corrections. These restatements primarily relate to amounts recorded on our opening balance sheets associated with acquisitions. The impact of the identified overstatements was immaterial on the results of operations in each period affected.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, we reevaluated the effectiveness of our controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Although the adjustments made as a result of the restatement were immaterial, they do highlight deficiencies in our internal control over financial reporting, which, when aggregated, rise to the level of a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon their reassessed evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of December 31, 2006. The material weakness identified and reported to our Audit Committee is as follows:

•

Controls over period end reviews of property-related balance sheet accounts, including land, equipment, advance royalties and associated accruals, did not operate at a level of precision necessary to detect errors that could be material to the consolidated financial statements.

Notwithstanding the material weakness noted above, our management has concluded, based on its evaluation and additional procedures performed to measure the potential impact of the material weakness, that the consolidated financial statements in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting As Revised

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

Management conducted a reassessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this reassessment, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2006 because of a material weakness in controls over period end reviews of property-related balance sheet accounts, including land, equipment, advance royalties and associated accruals.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited this assessment of our internal control over financial reporting, as stated in their revised attestation report included on page F-1 of Exhibit 15.

Changes in Internal Control Over Financial Reporting

Management did not make any changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2006, management has continued to review, revise and improve the effectiveness of our internal control over financial reporting. Management, with oversight from the Audit Committee, has been addressing the material weakness described above and is committed to effectively remediating this material weakness. Although we have put new control procedures in place, control weaknesses will not be considered remediated until the new controls are operational for a period of time and tested, and until management and its registered public accounting firm conclude that these controls are operating effectively.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K/A under Item 8:

Page
International Coal Group, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 (restated)	F-4
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004 (restated)	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004 (restated)	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004 (restated)	F-7
Notes to Consolidated Financial Statements for the for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004	F-8

Horizon NR, LLC and Certain Subsidiaries (Predecessor to International Coal Group, Inc.)
Report of Independent Registered Public Accounting Firm	F-49
Combined Statements of Operations for the period January 1, 2004 to September 30, 2004	F-51
Combined Statements of Members’ Deficit for the period January 1, 2004 to September 30, 2004	F-52
Combined Statements of Cash Flows for the period January 1, 2004 to September 30, 2004	F-53
Notes to Combined Financial Statements as of September 30, 2004, for the period January 1, 2004 to September 30, 2004	F-54

(b)	Exhibits.

(i)	See the Exhibit Index.

(c)	Financial Statement Schedules.

Page
(i)	Reports of Independent Registered Public Accounting Firm	F-64
(ii)	Schedule II—Valuation and Qualifying Accounts	F-66

Schedules other than that noted above are omitted because of an absence of conditions under which they are required or because the information to be disclosed is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Coal Group, Inc.

Scott Depot, West Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, As Revised, that International Coal Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31,2006, because of the effects of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 1, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness, which caused the annual and interim consolidated financial statements to be restated, as described in Note 24. Accordingly, management subsequently revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s revised assessment:

•

Controls over period end reviews of properly-related balance sheet accounts, including land, equipment, advance royalties and associated accruals, did not operate at a level of precision necessary to detect errors that could be material to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our reports on such financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weakness discussed above on the achievement of the control objectives of the control criteria the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 (November 14, 2007 as to Note 24) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, as of December 31, 2006.

/s/    Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007 (November 14, 2007 as to the effects of the material weakness discussed in Management’s Report On Internal Control Over Financial Reporting, as revised)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 (November 14, 2007 as to the effects of the material weakness discussed in Management’s Report On Internal Control Over Financial Reporting, As Revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007 (November 14, 2007 as to Note 24)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	December 31, 2006 (as restated— see Note 24)	December 31, 2005 (as restated— see Note 24)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,742	$9,187
Accounts receivable	71,093	64,841
Inventories, net	40,587	20,667
Deferred income taxes	5,950	2,652
Prepaid insurance	10,986	7,055
Income taxes receivable	13,280	3,781
Prepaid expenses and other	7,444	10,673

Total current assets	168,082	118,856

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	920,094	565,337
DEBT ISSUANCE COSTS, net	12,472	6,523
ADVANCE ROYALTIES, net	12,634	9,344
GOODWILL	196,757	344,394
OTHER NON-CURRENT ASSETS	6,852	6,949

Total assets	$1,316,891	$1,051,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,391	$53,048
Short-term debt	19,815	4,113
Current portion of long-term debt and capital leases	1,749	1,646
Current portion of reclamation and mine closure costs	4,198	4,697
Current portion of employee benefits	2,555	1,524
Accrued expenses and other	50,968	37,503

Total current liabilities	135,676	102,531

LONG-TERM DEBT AND CAPITAL LEASES	178,286	43,816
RECLAMATION AND MINE CLOSURE COSTS	88,472	79,655
EMPLOYEE BENEFITS	45,390	33,297
DEFERRED INCOME TAXES	141,553	42,947
BELOW-MARKET COAL SUPPLY AGREEMENTS	58,882	72,376
OTHER NON-CURRENT LIABILITIES	9,186	9,257

Total liabilities	657,445	383,879

MINORITY INTEREST	1,096	1,038

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01 2,000,000,000 shares authorized, 152,906,488 and 152,321,908 shares issued and outstanding, respectively	1,529	1,523
Additional paid-in capital	633,937	632,897
Unearned compensation—restricted stock	—	(4,622)
Accumulated other comprehensive income	(3,846)	—
Retained earnings	26,730	36,688

Total stockholders’ equity	658,350	666,486

Total liabilities and stockholders’ equity	$1,316,891	$1,051,403

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

	Year Ended December 31, 2006 (as restated— see Note 24)	Year Ended December 31, 2005 (as restated— see Note 24)	Period from May 13, 2004 (inception) to December 31, 2004 (as restated— see Note 24)
REVENUES:
Coal sales revenues	$833,998	$619,038	$130,463
Freight and handling revenues	18,890	8,601	880
Other revenues	38,706	22,852	5,648

Total revenues	891,594	650,491	136,991

COSTS AND EXPENSES:
Cost of coal sales and other revenues	769,332	510,097	113,527
Freight and handling costs	18,890	8,601	880
Depreciation, depletion and amortization	72,218	43,076	7,932
Selling, general and administrative	34,578	28,828	4,205
Gain on sale of assets	(1,125)	(502)	(10)

Total costs and expenses	893,893	590,100	126,534

Income (loss) from operations	(2,299)	60,391	10,457
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(18,091)	(14,394)	(3,453)
Other, net	2,113	3,302	16

Total interest and other income (expense)	(15,978)	(11,092)	(3,437)

Income (loss) before income taxes and minority interest	(18,277)	49,299	7,020
INCOME TAX (EXPENSE) BENEFIT	9,015	(16,986)	(2,660)
MINORITY INTEREST	(58)	15	—

Net income (loss)	$(9,320)	$32,328	$4,360

Earnings per share:
Basic	$(0.06)	$0.29	$0.04
Diluted	$(0.06)	$0.29	$0.04
Weighted-average common shares outstanding:
Basic	152,028,165	111,120,211	106,605,999
Diluted	152,028,165	111,161,287	106,605,999

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Restricted Stock	Accumulated Other Comprehensive Income	Retained Earnings (as restated— see Note 24)	Total (as restated— see Note 24)
	Shares	Amount
Capital Contribution	106,605,999	$11	$150,140	$—	$—	$—	$150,151
Net income (as restated)	—	—	—	—	—	4,360	4,360

Balance—December 31, 2004 (as restated)	106,605,999	11	150,140	—	—	4,360	154,511

Net income (as restated)	—	—	—	—	—	32,328	32,328
Issuance of restricted stock and stock awards	600,000	—	8,090	(8,090)	—	—	—
Issuance of shares of common stock pursuant to compensation agreement	25,000	—	372	—	—	—	372
Compensation expense-restricted stock and stock awards	—	—	—	3,468	—	—	3,468
Compensation expense-stock options	—	—	288	—	—	—	288
Corporate reorganization (Note 1)	—	1,061	(1,061)	—	—	—	—
Issuance of shares in Anker/CoalQuest acquisition	24,090,909	241	264,759	—	—	—	265,000
Issuance of shares of common stock in connection with public offering	21,000,000	210	210,309	—	—	—	210,519

Balance—December 31, 2005 (as restated)	152,321,908	1,523	632,897	(4,622)	—	36,688	666,486

Net loss (as restated)	—	—	—	—	—	(9,320)	(9,320)

Comprehensive loss (as restated)							(9,320)
Effect of adoption of SFAS No. 158 (Note 2), net of tax of $3,079	—	—	—	—	(3,846)	—	(3,846)
Effect of adoption of EITF 04-6 (Note 2), net of tax of $400	—	—	—	—	—	(638)	(638)
Effect of adoption of SFAS No. 123(R) (Note 2)	—	—	(4,622)	4,622	—	—	—
Issuance of restricted stock and stock awards, net of forfeitures	584,580	6	(6)	—	—	—	—
Compensation expense-restricted stock and stock awards	—	—	3,537	—	—	—	3,537
Compensation expense-stock options	—	—	2,131	—	—	—	2,131

Balance—December 31, 2006 (as restated)	152,906,488	$1,529	$633,937	$—	$(3,846)	$26,730	$658,350

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands)

	Year Ended December 31, 2006 (as restated— see Note 24)	Year Ended December 31, 2005 (as restated— see Note 24)	Period from May 13, 2004 (inception) to December 31, 2004 (as restated— see Note 24)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,320)	$32,328	$4,360
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	72,218	43,076	7,932
Write-off and amortization of deferred finance costs included in interest expense	3,418	1,785	266
Minority interest	58	(15)	—
Compensation expense on restricted stock and options	5,668	3,928	—
Gain on sale of assets, net	(1,125)	(502)	(10)
Deferred income taxes	3,239	5,721	428
Changes in Assets and Liabilities:
Accounts receivable	(5,885)	(11,904)	19,713
Inventories	(20,958)	(1,470)	6,140
Prepaid expenses and other	(10,201)	4,210	(2,030)
Other non-current assets	(2,553)	50	(1,306)
Accounts payable	(1,832)	7,456	(3,815)
Accrued expenses and other	12,268	(5,496)	(1,696)
Reclamation and mine closure costs	5,014	(1,178)	(591)
Other liabilities	5,582	(670)	873

Net cash from operating activities	55,591	77,319	30,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,782	576	10
Net proceeds from sale-leaseback	5,413	—	—
Additions to property, plant, equipment and mine development	(165,658)	(108,231)	(5,583)
Cash paid related to acquisitions, net	(4,721)	(458)	(323,593)
Withdrawals (deposits) of restricted cash	415	3,400	(2)

Net cash from investing activities	(160,769)	(104,713)	(329,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	—	150,151
Borrowings on short-term debt	10,375	—	—
Repayments on short-term debt	(20,400)	(7,461)	(2,969)
Borrowings on long-term debt	71,543	77,500	175,977
Repayments on long-term debt and capital leases	(112,418)	(267,701)	(235)
Debt issuance costs	(9,367)	(443)	(53)
Proceeds from issuance of common stock	—	200	—
Proceeds from senior notes offering	175,000	—	—
Proceeds from public offering, net	—	210,519	—

Net cash from financing activities	114,733	12,614	322,871

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,555	(14,780)	23,967
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,187	23,967	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,742	$9,187	$23,967

Supplemental information:
Cash paid for interest (net of amount capitalized)	$4,898	$18,122	$536

Cash paid for income taxes	$150	$17,277	$—

Supplemental disclosure of non-cash items:
Acquisition of Horizon Natural Resources included in accrued expenses	$—	$—	$2,191

Acquisition of Anker and CoalQuest through issuance of common stock	$—	$265,000	$—

Purchases of property, plant, equipment and mine development through accounts payable	$5,145	$8,597	$—

Purchases of property, plant, equipment and mine development through short-term debt	$26,175	$—	$—

Corporate reorganization	$—	$1,061	$—

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

Advance Royalties—The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The recoupable minimum royalty payments are capitalized and amortized based on the units-of-production method at a rate defined in the lease agreement once mining activities begin. Unamortized deferred royalty costs are expensed when mining has ceased or a decision is made not to mine on such property. The Company has recorded advance royalties of $16,510 and $14,662, the current portion of $3,876 and $5,318 is included in prepaid expense at December 31, 2006 and 2005, respectively.

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

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Deferred income taxes	$144,632	$(3,079)	$141,553
Long-term employee benefits	38,465	6,925	45,390
Total liabilities	653,599	3,846	657,445
Accumulated other comprehensive loss	—	(3,846)	(3,846)
Total stockholders’ equity	662,196	(3,846)	658,350

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

If compensation expense associated with the Company’s stock-based awards for the year ended December 31, 2005 was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

Year ended December 31, 2005
Net earnings, as reported	$32,328
Add back compensation related to stock awards included in earnings, net of tax effects	2,479
Deduct effect of stock-based employee compensation, net of tax effects:
Stock option awards	(1,051)
Restricted stock awards	(1,581)
Stock awards	(707)

Pro-forma net earnings	$31,468

Earnings per share, as reported:
Basic	$0.29

Diluted	$0.29

Pro forma net earnings per share:
Basic	$0.28

Diluted	$0.28

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

	Preliminary Allocation	Adjustments	Final Allocation
Cash	$7,379	$—	$7,379
Accounts receivable	12,520	658	13,178
Inventory	5,254	—	5,254
Prepaids and other	6,061	—	6,061
Property, plant, equipment and mine development	341,723	246,757	588,480
Advance royalties	6,324	12	6,336
Other assets	6,114	1,411	7,525
Goodwill	150,800	(150,800)	—
Accounts payable	(15,745)	(2,156)	(17,901)
Accrued expenses	(12,186)	(1,073)	(13,259)
Accrued reclamation	(42,232)	—	(42,232)
Other long-term liabilities	(18,096)	739	(17,357)
Below-market coal supply agreements	(73,418)	—	(73,418)
Deferred taxes	(43,402)	(95,548)	(138,950)

Net assets acquired	$331,096	$—	$331,096

Funded by:
Acquisition costs	$4,944		$4,944
Assumed debt	61,152		61,152
Issuance of 24,090,909 shares of common stock	265,000		265,000

	$331,096		$331,096

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

	Unaudited
	Year ended December 31, 2005	For the period from May 13, 2004 (inception) to December 31, 2004
Revenues	$782,599	$178,711
Net income	23,603	5,669
Basic Earnings Per Share:
Net income	$0.18	$0.04
Basic common shares outstanding	132,307,011	130,696,908
Diluted Earnings Per Share:
Net income	$0.18	$0.04
Diluted common shares outstanding	132,348,087	130,696,908

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

	Unaudited
	ICG	Horizon (Predecessor to ICG)
	Three months ended December 31, 2004	Nine months ended September 30, 2004
Revenues	$136,991	$373,522
Net income (loss)	4,360	(6,292)
Basic and diluted earnings per share	$0.04	$(0.06)

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

(Dollars in thousands, except per share data)

5.    PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

As of December 31, 2006 and 2005, property, plant, equipment and mine development are summarized by major classification as follows:

	2006	2005
Land and land improvements	$16,285	$12,201
Mining and other equipment and related facilities	324,362	179,652
Mine development and contract costs	59,115	38,092
Coal lands	598,843	341,887
Coalbed methane well development costs	6,280	—
Mine development in process	12,274	11,131
Construction in process	37,012	36,425

	1,054,171	619,388
Less accumulated depreciation, depletion and amortization	(134,077)	(54,051)

Net property, plant and equipment	$920,094	$565,337

As of December 31, 2006 and 2005, property, plant, equipment and mine development included $49,286 and $47,556, respectively, related to mine development and construction projects for which depreciation, depletion and amortization have not yet commenced. Recoverability of costs incurred on these projects is reviewed on a periodic basis.

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the years ended December 31, 2006 and 2005 and for the period May 13, 2004 to December 31, 2004 was $85,344, $43,980 and $7,932, respectively.

6.    GOODWILL

The changes in the carrying amount of goodwill were as follows:

Balance as of December 31, 2004	$188,481
Adjustments to purchase price allocation of Horizon	4,413
Bonding royalty	700
Anker/CoalQuest acquisition	150,800

Balance as of December 31, 2005	344,394
Adjustments to purchase price allocation of Horizon	(812)
Bonding royalty	3,975
Adjustments to purchase price allocation of Anker/CoalQuest	(150,800)

Balance as of December 31, 2006	$196,757

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

7.    ACCRUED EXPENSES AND OTHER

As of December 31, 2006 and 2005, accrued expenses and other consisted of the following:

	2006	2005
Payroll, bonus and vacation expense	$22,945	$22,373
Interest	9,997	513
Personal property tax	2,826	2,329
Royalties	4,508	3,716
Transportation	3,481	2,165
Severance tax	3,100	2,472
Federal reclamation tax	1,237	1,081
Other	2,874	2,854

Total	$50,968	$37,503

8.    INVESTMENT IN JOINT OPERATING AGREEMENT

On July 15, 2005, CoalQuest entered into an agreement with CDX Gas, LLC (“CDX”) for the purpose of exploration and development of coalbed methane under a joint operating agreement, whereby CoalQuest has the right to obtain up to a 50% undivided working interest in each well drilled on property owned by the Company. The Company accounts for this joint operation using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the Company’s financial statements. As of December 31, 2006, the Company recorded assets of $4,776, net of accumulated depletion of $1,504, related to the operating agreement. This amount is included in net property, plant, equipment and mine development in the consolidated balance sheet. For the year ended December 31, 2006, the Company recorded $1,949 and $313 of coalbed methane revenue and royalty income, respectively, related to the operating agreement which is included in other revenues in the consolidated statement of operations.

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

12.    INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2006 and 2005 and the period May 13, 2004 (inception) to December 31, 2004 are comprised of the following:

	2006	2005	2004
Current:
Federal	$(11,487)	$9,954	$1,901
State	(767)	1,311	331

	(12,254)	11,265	2,232
Deferred:
Federal	2,637	5,004	369
State	602	717	59

	3,239	5,721	428

Income tax expense (benefit)	$(9,015)	$16,986	$2,660

The following table presents the difference between the income tax expense (benefit) in the accompanying statements of operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income and losses before income taxes for the years ended December 31, 2006 and 2005 and the period May 13, 2004 (inception) to December 31, 2004:

	2006	2005	2004
Federal income tax expense (benefit) computed at statutory rate	$(6,397)	$17,255	$2,457
State income tax expense (net of federal tax benefits) computed at statutory rate	(108)	1,327	225
Percentage depletion in excess of tax basis at statutory rate	(3,084)	(1,702)	—
Other	574	106	(22)

Income tax expense (benefit)	$(9,015)	$16,986	$2,660

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are summarized as follows:

	2006	2005
Deferred tax assets:
Accrued employee benefits	$18,749	$13,388
Accrued reclamation and closure	33,456	32,363
Below-market contracts	21,751	26,305
NOL carryover	8,764	7,638
Other	10,574	5,486

	93,294	85,180
Deferred tax liabilities:
Property, coal lands and mine development costs	(213,329)	(116,632)
Other	(15,568)	(8,843)

	(228,897)	(125,475)

Net deferred tax asset (liability)	$(135,603)	$(40,295)

Classified in balance sheet:
Deferred income taxes—current	$5,950	$2,652
Deferred income taxes—non-current	(141,553)	(42,947)

Total	$(135,603)	$(40,295)

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

16.    EARNINGS PER SHARE

Reconciliations of the weighted-average shares used to compute basic and diluted earnings per share for the years ended December 31, 2006 and 2005 and the period May 13, 2004 (inception) to December 31, 2004 are as follows:

	2006	2005	2004
Net income (loss)	$(9,320)	$32,328	$4,360

Average common shares outstanding—Basic	152,028,165	111,120,211	106,605,999
Incremental shares arising from stock options	—	11,100	—
Incremental shares arising from restricted shares	—	29,976	—

Average common shares outstanding—Diluted	152,028,165	111,161,287	106,605,999

Earnings Per Share:
Basic	$(0.06)	$0.29	$0.04

Diluted	$(0.06)	$0.29	$0.04

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

Leases—The Company leases various mining, transportation and other equipment under operating and capital leases. Lease expense for the years ended December 31, 2006 and 2005 and the period May 13, 2004 to December 31, 2004 was $15,194, $15,731 and $5,885, respectively. Property under capital leases included in property, plant, equipment and mine development in the consolidated balance sheet at December 31, 2006 and 2005 was approximately $449 and $548, respectively, less accumulated depreciation of approximately $3 and $274, respectively. At December 31, 2006, the Company imputed interest on its capital leases using a rate of 8% based upon its incremental borrowing rate at that date in order to reduce the net minimum lease payments to present value. Depreciation of assets under capital leases is included in depreciation expense.

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

(Dollars in thousands, except per share data)

Reportable segment results for continuing operations for the year ending December 31, 2006 and segment assets as of December 31, 2006 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$541,844	$122,041	$56,606	$171,103	$891,594
Adjusted EBITDA	108,598	(36,586)	4,476	(4,456)	72,032
Depreciation, depletion and amortization	48,050	10,822	6,287	7,059	72,218
Capital expenditures	95,033	73,173	7,950	20,822	196,978
Total assets	752,200	147,285	41,103	376,303	1,316,891
Goodwill	167,105	—	—	29,652	196,757

Revenue in the Ancillary category consists primarily of $141,919 relating to the Company’s brokered coal sales and $25,249 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $31,320. At December 31, 2005, the purchase price allocation related to the acquisition of Anker and CoalQuest was preliminary. In 2006, goodwill and certain assets acquired and liabilities assumed were adjusted to fair value as a result of the finalization of the purchase price allocation (see Note 3).

Reportable segment results for continuing operations for the year ending December 31, 2005 and segment assets as of December 31, 2005 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$450,149	$12,056	$58,986	$129,300	$650,491
Adjusted EBITDA	104,684	(2,873)	4,630	328	106,769
Depreciation, depletion and amortization	27,085	956	4,550	10,485	43,076
Capital expenditures	78,796	5,712	11,119	21,201	116,828
Total assets	384,653	96,563	37,866	532,321	1,051,403
Goodwill	164,400	—	—	179,994	344,394

Revenue in the Ancillary category consists primarily of $108,102 relating to the Company’s brokered coal sales and $20,018 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $8,597. The allocation of the purchase price of Anker and CoalQuest resulted in goodwill of $150,800. This amount was preliminarily included in the Ancillary segment above.

Reportable segment results for continuing operations for the period from May 13, 2004 to December 31, 2004 and segment assets as of December 31, 2004 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$98,605	$—	$13,089	$25,297	$136,991
Adjusted EBITDA	14,915	—	1,391	2,099	18,405
Depreciation, depletion and amortization	4,496	—	1,009	2,427	7,932
Capital expenditures	4,858	—	732	(7)	5,583
Total assets	305,907	—	27,465	123,673	457,045
Goodwill	159,793	—	—	28,688	188,481

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

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion and amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 13, 2004 to December 31, 2004
Net income	$(9,320)	$32,328	$4,360
Depreciation, depletion and amortization	72,218	43,076	7,932
Interest expense, net	18,091	14,394	3,453
Income tax expense	(9,015)	16,986	2,660
Minority interest	58	(15)	—

Adjusted EBITDA	$72,032	$106,769	$18,405

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

(Dollars in thousands, except per share data)

Statements of Operations

For the Year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues(1)	$—	$881,425	$10,343	$(174)	$891,594

Cost of coal sales and other revenues	—	759,311	10,021	—	769,332
Freight and handling costs	—	18,890	—	—	18,890
Depreciation, depletion and amortization	—	71,906	312	—	72,218
Selling, general and administrative(1)	—	34,578	174	(174)	34,578
Gain on sale of assets	—	(790)	(335)	—	(1,125)

Total costs and expenses(1)	—	883,895	10,172	(174)	893,893

Income (loss) from operations(1)	—	(2,470)	171	—	(2,299)
Interest income (expense), net	(9,684)	(8,423)	16	—	(18,091)
Other, net	—	2,113	—	—	2,113

Income (loss) before taxes and minority interest(1)	(9,684)	(8,780)	187	—	(18,277)
Income tax benefit	9,015	—	—	—	9,015
Minority interest	—	—	(58)	—	(58)
Equity in net income (loss) of subsidiaries(1)	(8,651)	129	—	8,522	—

Net income (loss)(1)	$(9,320)	$(8,651)	$129	$8,522	$(9,320)

Statements of Operations

For the Year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues(1)	$—	$649,411	$1,098	$(18)	$650,491

Cost of coal sales and other revenues	—	508,999	1,098	—	510,097
Freight and handling costs	—	8,601	—	—	8,601
Depreciation, depletion and amortization	—	43,034	42	—	43,076
Selling, general and administrative(1)	—	28,828	18	(18)	28,828
Gain on sale of assets	—	(502)	—	—	(502)

Total costs and expenses(1)	—	588,960	1,158	(18)	590,100

Income (loss) from operations(1)	—	60,451	(60)	—	60,391
Interest income (expense), net	—	(14,402)	8	—	(14,394)
Other, net	—	3,298	4	—	3,302

Income (loss) before taxes and minority interest(1)	—	49,347	(48)	—	49,299
Income tax expense	(16,986)	—	—	—	(16,986)
Minority interest	—	—	15	—	15
Equity in net income (loss) of subsidiaries(1)	49,314	(33)	—	(49,281)	—

Net income (loss)(1)	$32,328	$49,314	$(33)	$(49,281)	$32,328

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Statements of Operations

For the Period May 13, 2004 (inception) to December 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Total revenues	$—	$136,991	$—	$—	$136,991

Cost of coal sales and other revenues	—	113,527	—	—	113,527
Freight and handling costs	—	880	—	—	880
Depreciation, depletion and amortization	—	7,932	—	—	7,932
Selling, general and administrative	—	4,205	—	—	4,205
Gain on sale of assets	—	(10)	—	—	(10)

Total costs and expenses	—	126,534	—	—	126,534

Income from operations	—	10,457	—	—	10,457
Interest expense, net	—	(3,453)	—	—	(3,453)
Other, net	—	16	—	—	16

Income before taxes and minority interest	—	7,020	—	—	7,020
Income tax expense	(2,660)	—	—	—	(2,660)
Equity in net income of subsidiaries(1)	7,020	—	—	(7,020)	—

Net income(1)	$4,360	$7,020	$—	$(7,020)	$4,360

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable(1)	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	5,950	—	—	—	5,950
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,225	219	—	7,444

Total current assets(1)	19,240	145,780	3,235	(173)	168,082

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	919,987	107	—	920,094
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES	—	12,634	—	—	12,634
GOODWILL	—	196,757	—	—	196,757
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES(1)	960,394	1,149	—	(961,543)	—

Total assets(1)	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable(1)	$—	$56,049	$515	$(173)	$56,391
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	41,403	198	—	50,968

Total current liabilities(1)	9,367	125,689	793	(173)	135,676

LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES(1)	141,553	—	—	—	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities(1)	325,920	330,601	1,097	(173)	657,445

MINORITY INTEREST	—	—	1,096	—	1,096
TOTAL STOCKHOLDERS’ EQUITY(1)	658,350	960,394	1,149	(961,543)	658,350

Total Liabilities and Equity(1)	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

(1)	As restated. See Note 24.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,049	$2,138	$—	$9,187
Accounts receivable(1)	—	64,831	673	(663)	64,841
Inventories, net	—	20,667	—	—	20,667
Deferred income taxes	2,652	—	—	—	2,652
Prepaid insurance	—	6,982	73	—	7,055
Income taxes receivable	3,781	—	—	—	3,781
Prepaid expenses and other	—	10,591	82	—	10,673

Total current assets(1)	6,433	110,120	2,966	(663)	118,856

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, NET	—	564,917	420	—	565,337
DEBT ISSUANCE COSTS, NET	—	6,523	—	—	6,523
ADVANCE ROYALTIES	—	9,320	24	—	9,344
GOODWILL	—	344,394	—	—	344,394
OTHER NON-CURRENT ASSETS	—	6,725	224	—	6,949
INVESTMENT IN SUBSIDIARIES(1)	703,000	1,020	—	(704,020)	—

Total assets(1)	$709,433	$1,043,019	$3,634	$(704,683)	$1,051,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable(1)	$—	$52,904	$807	$(663)	$53,048
Short-term debt	—	4,113	—	—	4,113
Current portion of long-term debt and capital leases	—	1,419	227	—	1,646
Current portion of reclamation and mine closure costs	—	4,697	—	—	4,697
Current portion of employee benefits	—	1,524	—	—	1,524
Accrued expenses and other	—	37,332	171	—	37,503

Total current liabilities(1)	—	101,989	1,205	(663)	102,531
LONG-TERM DEBT AND CAPITAL LEASES	—	43,735	81	—	43,816
RECLAMATION AND MINE CLOSURE COSTS	—	79,365	290	—	79,655
LONG-TERM EMPLOYEE BENEFITS	—	33,297	—	—	33,297
DEFERRED INCOME TAXES	42,947	—	—	—	42,947
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	72,376	—	—	72,376
OTHER NON-CURRENT LIABILITIES	—	9,257	—	—	9,257

Total liabilities(1)	42,947	340,019	1,576	(663)	383,879

MINORITY INTEREST	—	—	1,038	—	1,038
TOTAL STOCKHOLDERS’ EQUITY(1)	666,486	703,000	1,020	(704,020)	666,486

Total Liabilities and Equity(1)	$709,433	$1,043,019	$3,634	$(704,683)	$1,051,403

(1)	As restated. See Note 24.

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

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Period May 13, 2004 (inception) to December 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Elimi- nations(1)	Consolidated Company
Net cash from operating activities(1)	$(2,591)	$32,855	$—	$—	$30,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	10	—	—	10
Additions to property, plant, equipment and mine development	—	(5,583)	—	—	(5,583)
Cash paid related to acquisitions, net	—	(323,593)	—	—	(323,593)
Deposits of restricted cash	—	(2)	—	—	(2)
Investment in subsidiaries(1)	(147,560)	—	—	147,560	—

Net cash from investing activities(1)	(147,560)	(329,168)	—	147,560	(329,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	150,151	—	—	—	150,151
Repayments on short-term debt	—	(2,969)	—	—	(2,969)
Borrowings on long-term debt	—	175,977	—	—	175,977
Repayments on long-term debt and capital leases	—	(235)	—	—	(235)
Debt issuance costs	—	(53)	—	—	(53)
Contributions (distributions)(1)	—	147,560	—	(147,560)	—

Net cash from financing activities(1)	150,151	320,280	—	(147,560)	322,871

Net change in cash and cash equivalents	—	23,967	—	—	23,967
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	—	—

CASH AND EQUIVALENTS, END OF PERIOD	$—	$23,967	$—	$—	$23,967

(1)	As restated. See Note 24.

23.    QUARTERLY DATA

The following is a summary of selected quarterly financial information (unaudited):

	2006
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$213,503	$225,143	$226,231	$226,717
Income (loss) from operations	(6,612)	2,995	(6,667)	7,985
Net loss	(6,189)	(601)	(2,433)	(97)
Basic earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)
Diluted earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)

	2005
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$153,797	$154,524	$159,154	$183,015
Income from operations	20,656	16,729	14,215	8,791
Net income	10,857	9,092	8,599	3,780
Basic earnings per common share	$0.10	$0.09	$0.08	$0.03
Diluted earnings per common share	$0.10	$0.09	$0.08	$0.03

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

24.    Restatement of Previously Issued Financial Statements

Amendment No. 1

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

Additionally, the Company incorrectly presented the consolidating financial statement schedules contained in the supplementary guarantor information footnote (Note 22) by using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting, and includes the effect of the restatements described below under “Amendment No. 2.” Net income (loss) of the subsidiaries is therefore reflected in the parent’s investment accounts. The net loss of the parent as originally reported was $(697) and $(16,676) for the years ended December 31, 2006 and 2005, respectively, and $(2,591) for the period May 13, 2004 to December 31, 2004. The restated net income (loss) of the parent after the correction was $(9,320) and $32,328 for the years ended December 31, 2006 and 2005, respectively, and $4,360 for the period May 13, 2004 to December 31, 2004. The balance sheets of the parent as originally reported were restated to reflect the parent’s investment in its subsidiaries of $960,394 and $703,000 at December 31, 2006 and 2005, respectively, with a corresponding increase in stockholders’ equity. The statements of cash flows of the parent as originally reported were restated to reflect investments by the parent in its subsidiaries of $172,790 and $193,442 for the years ended December 31, 2006 and 2005, respectively, and $147,560 for the period May 13, 2004 to December 31, 2004. Eliminations were added to the consolidating financial statement schedules to adjust for the parent’s investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Amendment No. 2

Subsequent to filing Amendment No. 1 to its 2006 Annual Report on Form 10-K, the Company identified errors in certain leasehold and ownership interests in land, accrued property taxes and certain other items as of and for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004.

The errors associated with leasehold and ownership interests in land primarily related to certain properties that were expected to transfer to the Company, but ultimately remained with Horizon at the close of the acquisition. The error associated with accrued property taxes resulted from a methodology that improperly provided for property tax expense in advance of the period in which the legal obligation arose. The other items arose from miscellaneous bookkeeping errors that were ancillary to the aforementioned adjustments.

The Company has restated its consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and for the period from May 13, 2004 (inception) to December 31, 2004 to correct these errors. The effects of the restatements on the consolidated financial statements are as follows:

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Consolidated Balance Sheets	As Originally Filed	Amendment No. 1 Restatement Adjustments	As Filed— Amendment No. 1	Amendment No. 2 Restatement Adjustments	As Filed— Amendment No. 2
December 31, 2006
Deferred income taxes	8,493	—	8,493	(2,543)	5,950
Prepaid expenses and other	7,462	—	7,462	(18)	7,444
Total current assets	170,643	—	170,643	(2,561)	168,082
Property, plant, equipment and mine development, net	922,196	—	922,196	(2,102)	920,094
Advance royalties, net	12,719	—	12,719	(85)	12,634
Goodwill	192,222	—	192,222	4,535	196,757
Other non-current assets	11,628	—	11,628	(4,776)	6,852
Total assets	1,321,880	—	1,321,880	(4,989)	1,316,891
Accounts payable	54,081	—	54,081	2,310	56,391
Accrued expenses and other	57,742	—	57,742	(6,774)	50,968
Total current liabilities	140,140	—	140,140	(4,464)	135,676
Deferred income taxes	143,079	(432)	142,647	(1,094)	141,553
Total liabilities	663,435	(432)	663,003	(5,558)	657,445
Accumulated other comprehensive income	(4,278)	432	(3,846)	—	(3,846)
Retained earnings	26,161	—	26,161	569	26,730
Total stockholders’ equity	657,349	432	657,781	569	658,350
Total liabilities and stockholders’ equity	1,321,880	—	1,321,880	(4,989)	1,316,891

December 31, 2005
Deferred income taxes	4,923	—	4,923	(2,271)	2,652
Total current assets	121,127	—	121,127	(2,271)	118,856
Property, plant, equipment and mine development, net	571,484	—	571,484	(6,147)	565,337
Goodwill	340,736	—	340,736	3,658	344,394
Total assets	1,056,163	—	1,056,163	(4,760)	1,051,403
Accounts payable	52,230	—	52,230	818	53,048
Accrued expenses and other	43,444	—	43,444	(5,941)	37,503
Total current liabilities	107,654	—	107,654	(5,123)	102,531
Deferred income taxes	43,198	—	43,198	(251)	42,947
Total liabilities	389,253	—	389,253	(5,374)	383,879
Retained earnings	36,074	—	36,074	614	36,688
Total stockholders’ equity	665,872	—	665,872	614	666,486
Total liabilities and stockholders’ equity	1,056,163	—	1,056,163	(4,760)	1,051,403

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Consolidated Statements of Operations	As Originally Filed	Amendment No. 1 Restatement Adjustments	As Filed— Amendment No. 1	Amendment No. 2 Restatement Adjustments	As Filed— Amendment No. 2
Year Ended December 31, 2006
Cost of coal sales and other revenues	770,009	—	770,009	(677)	769,332
Depreciation, depletion and amortization	71,846	—	71,846	372	72,218
Selling, general and administrative	34,535	—	34,535	43	34,578
(Gain) loss on sale of assets, net	(1,460)	—	(1,460)	335	(1,125)
Total costs and expenses	893,820	—	893,820	73	893,893
Income (loss) from operations	(2,226)	—	(2,226)	(73)	(2,299)
Income (loss) before income taxes and minority interest	(18,204)	—	(18,204)	(73)	(18,277)
Income tax benefit (expense)	8,987	—	8,987	28	9,015
Net income (loss)	(9,275)	—	(9,275)	(45)	(9,320)

Year Ended December 31, 2005
Cost of coal sales and other revenues	510,834	—	510,834	(737)	510,097
Depreciation, depletion and amortization	43,195	—	43,195	(119)	43,076
Selling, general and administrative	28,785	—	28,785	43	28,828
Total costs and expenses	590,913	—	590,913	(813)	590,100
Income (loss) from operations	59,578	—	59,578	813	60,391
Income (loss) before income taxes and minority interest	48,486	—	48,486	813	49,299
Income tax benefit (expense)	(16,676)	—	(16,676)	(310)	(16,986)
Net income	31,825	—	31,825	503	32,328

Period from May 13, 2004 (Inception) to December 31, 2004
Cost of coal sales and other revenues	113,707	—	113,707	(180)	113,527
Depreciation, depletion and amortization	7,943	—	7,943	(11)	7,932
Selling, general and administrative	4,194	—	4,194	11	4,205
Total costs and expenses	126,714	—	126,714	(180)	126,534
Income (loss) from operations	10,277	—	10,277	180	10,457
Income (loss) before income taxes and minority interest	6,840	—	6,840	180	7,020
Income tax benefit (expense)	(2,591)	—	(2,591)	(69)	(2,660)
Net income	4,249	—	4,249	111	4,360

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005

and the period May 13, 2004 (inception) to December 31, 2004

(Dollars in thousands, except per share data)

Consolidated Statements of Cash Flows	As Originally Filed	Amendment No. 1 Restatement Adjustments	As Filed— Amendment No. 1	Amendment No. 2 Restatement Adjustments	As Filed— Amendment No. 2
Year Ended December 31, 2006
Cash Flows from Operating Activities:
Net income (loss)	(9,275)	—	(9,275)	(45)	(9,320)
Depreciation, depletion and amortization	71,846	—	71,846	372	72,218
Gain on sale of assets, net	(1,460)	—	(1,460)	335	(1,125)
Deferred income taxes	3,267	—	3,267	(28)	3,239
Prepaid expenses and other	(10,219)	—	(10,219)	18	(10,201)
Other non-current assets	(2,638)	—	(2,638)	85	(2,553)
Accounts payable	(1,928)	—	(1,928)	96	(1,832)
Accrued expenses and other	13,101	—	13,101	(833)	12,268
Supplemental disclosure of non-cash items—Purchases of property, plant, equipment and mine development through accounts payable	3,749	—	3,749	1,396	5,145

Year Ended December 31, 2005
Cash Flows from Operating Activities:
Net income (loss)	31,825	—	31,825	503	32,328
Depreciation, depletion and amortization	43,195	—	43,195	(119)	43,076
Deferred income taxes	5,411	—	5,411	310	5,721
Accrued expenses and other	(4,802)	—	(4,802)	(694)	(5,496)
Supplemental disclosure of non-cash items—Purchases of property, plant, equipment and mine development through accounts payable	7,779	—	7,779	818	8,597

Period from May 13, 2004 (inception) to December 31, 2004
Cash Flows from Operating Activities:
Net income (loss)	4,249	—	4,249	111	4,360
Depreciation, depletion and amortization	7,943	—	7,943	(11)	7,932
Deferred income taxes	359	—	359	69	428
Accrued expenses and other	(1,527)	—	(1,527)	(169)	(1,696)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Coal Group, Inc.

Scott Depot, West Virginia

We have audited the consolidated financial statements of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for the years ended December 31, 2006 and 2005 and the period from May 13, 2004 (inception) to December 31, 2004, and have issued our report thereon dated March 1, 2007 (November 14, 2007 as to Note 24). We have also audited management’s assessment, as revised, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated March 1, 2007 (November 14, 2007 as to the effects of the material weakness discussed in Management’s Report on Internal Control Over Financial Reporting, As Revised) (which report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness). Such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(c). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Date: November 14, 2007

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Bennett K. Hatfield Bennett K. Hatfield	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2007

/s/ Bradley W. Harris Bradley W. Harris	Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	November 14, 2007

* Wilbur L. Ross, Jr.	Non-Executive Chairman and Director	November 14, 2007

* Maurice E. Carino, Jr.	Director	November 14, 2007

* Cynthia B. Bezik	Director	November 14, 2007

* William J. Catacosinos	Director	November 14, 2007

* Stanley N. Gaines	Director	November 14, 2007

* Wendy L. Teramoto	Director	November 14, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description	Note

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(B	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(B	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(C	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(B	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(B	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(C	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(D	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(B	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(C	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(I	)

4.5	Form of note (included in Exhibit 4.1)	(I	)

4.6	Form of guarantee (included in Exhibit 4.1)	(I	)

10.1	Second Amended and Restated Credit Agreement, dated June 23, 2006, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as codocumentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(I	)

Exhibit No.	Description	Note

10.2	Security Agreement dated as of September 30, 2004 among ICG, LLC and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent	(A	)

10.3	Advisory Services Agreement effective as of October 1, 2004 between International Coal Group, LLC and W.L. Ross & Co. LLC	(A	)

10.4	Employment Agreement dated March 14, 2005 by and between Bennett K. Hatfield and International Coal Group, Inc.	(A	)

10.5	Employment Agreement dated April 25, 2005 by and between Roger L. Nicholson and International Coal Group, Inc.	(B	)

10.6	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan	(D	)

10.7	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Incentive Stock Option Agreement	(D	)

10.8	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Non-Qualified Stock Option Agreement	(D	)

10.9	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Restricted Share Agreement	(D	)

10.10	Form of Indemnification Agreement

10.11	Fee Lease between Kentucky Union Company, lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of Flint Ridge Surface Mine, amended by:	(C	)
(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.12	Fee Lease between Pocahontas Development Corp., lessor, and ICG East Kentucky, LLC (assigned from Sunny Ridge Enterprises, Inc.), lessee, of Blackberry Creek Surface Mine, amended by:	(C	)
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