Form 10-Q/A
period 2007-03-31
International Coal Group, Inc.
filed 2007-11-14
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 2 (this “Amendment”) to amend and restate certain information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “First Quarter 2007 Form 10-Q”), as amended by Form 10-Q/A Amendment No. 1, as described below. For convenience of the reader, this Amendment sets forth the entire First Quarter 2007 Form 10-Q. However, this Amendment amends and restates Item 1 and Item 4 of Part I of the First Quarter 2007 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our First Quarter 2007 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original May 8, 2007 filing date of the First Quarter 2007 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the First Quarter 2007 Form 10-Q that we filed on May 8, 2007. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive and financial officers.

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2007, we identified errors in certain amounts in our consolidated balance sheets as of March 31, 2007 and December 31, 2006 related to the immaterial overstatement of certain leasehold and ownership interests in land, accrued property taxes and certain other items. See Note 14 to the condensed consolidated financial statements included in Item 1 for further detail.

1

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2007 (as restated, see Note 14)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,669	$18,742
Accounts receivable, net	83,265	71,093
Inventories, net	45,880	40,587
Deferred income taxes	7,298	5,950
Prepaid insurance	8,580	10,986
Income taxes receivable	12,573	13,280
Prepaid expenses and other	8,011	7,444

Total current assets	175,276	168,082

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	945,164	920,094
DEBT ISSUANCE COSTS, net	12,854	12,472
ADVANCE ROYALTIES, net	14,516	12,634
GOODWILL	197,742	196,757
OTHER NON-CURRENT ASSETS	6,427	6,852

Total assets	$1,351,979	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,022	$56,391
Short-term debt	10,852	19,815
Current portion of long-term debt and capital leases	2,710	1,749
Current portion of reclamation and mine closure costs	4,702	4,198
Current portion of employee benefits	2,555	2,555
Accrued expenses and other	53,479	50,968

Total current liabilities	146,320	135,676

LONG-TERM DEBT AND CAPITAL LEASES	215,497	178,286
RECLAMATION AND MINE CLOSURE COSTS	91,539	88,472
EMPLOYEE BENEFITS	47,620	45,390
DEFERRED INCOME TAXES	136,667	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	52,881	58,882
OTHER NON-CURRENT LIABILITIES	9,139	9,186

Total liabilities	699,663	657,445

MINORITY INTEREST	735	1,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,904,788 and 152,906,488 shares issued and outstanding, respectively	1,529	1,529
Additional paid-in capital	635,276	633,937
Accumulated other comprehensive income	(3,775)	(3,846)
Retained earnings	18,551	26,730

Total stockholders’ equity	651,581	658,350

Total liabilities and stockholders’ equity	$1,351,979	$1,316,891

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,068)	$(6,189)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	21,176	17,096
Amortization of deferred finance costs included in interest expense	629	429
Minority interest	(361)	(112)
Compensation expense on restricted stock and options	1,339	1,098
Gain on sale of assets, net	(42)	(771)
Deferred income taxes	(6,315)	(54)
Amortization of accumulated post-retirement benefit obligation	71	—
Changes in assets and liabilities:
Accounts receivable	(12,184)	(205)
Inventories	(5,293)	(13,316)
Prepaid expenses and other	2,546	(2,595)
Other non-current assets	(282)	(2,638)
Accounts payable	8,937	10,268
Accrued expenses and other	2,457	8,355
Reclamation and mine closure costs	1,874	831
Other liabilities	2,015	401

Net cash from operating activities	8,499	12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	68	2,718
Additions to property, plant, equipment and mine development	(36,572)	(41,199)
Cash paid related to acquisitions and net assets acquired	(5,924)	(251)
Withdrawals of restricted cash	344	232

Net cash from investing activities	(42,084)	(38,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	553	—
Repayments on short-term debt	(9,516)	(2,441)
Borrowings on long-term debt	35,000	40,000
Repayments on long-term debt and capital leases	(514)	(503)
Debt issuance costs	(1,011)	(138)

Net cash from financing activities	24,512	36,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,073)	11,016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,669	$20,203

Supplemental information:
Cash paid for interest (net of amount capitalized)	$10,490	$1,048

Cash received for income taxes, net	$547	$—

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$6,565	$7,001

Purchases of property, plant, equipment and mine development through financing arrangements	$3,877	$5,020

Assets acquired through the assumption of liabilities	$1,586	$—

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

Income Taxes—Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty related to income taxes. As a result of the adoption of FIN 48, the Company recognized a $109 increase in the liability for unrecognized income tax benefits and $3 in accrued interest, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of unrecognized income tax benefits was $137. Included in the balance at January 1, 2007, are $109 of unrecognized income tax benefits that, if recognized, would affect the annual effective income tax rate. There have been no material changes in the unrecognized tax benefits during the period since the date of the FIN 48 adoption. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

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

Reclassifications—Cost of other revenues totaling $6,041 for the three months ended March 31, 2006, which were included in cost of coal sales and other revenues in previously issued financial statements, have been presented in a separate line item in the accompanying financial statements. Related disclosures have been reclassified to conform to the 2007 presentation.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Coal	$27,198	$23,736
Parts and supplies	19,165	17,427
Reserve for obsolescence–parts and supplies	(483)	(576)

Total	$45,880	$40,587

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2007	December 31, 2006
Coal lands	$602,713	$598,843
Mining and other equipment and related facilities	348,907	324,362
Mine development and contract costs	63,555	59,115
Construction work in process	46,070	37,012
Land and land improvements	17,695	16,285
Coalbed methane well development costs	13,710	6,280
Mine development in process	12,143	12,274

	1,104,793	1,054,171
Less–accumulated depreciation, depletion and amortization	(159,629)	(134,077)

Net property, plant, equipment and mine development	$945,164	$920,094

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended March 31, 2007 and 2006 was $27,084 and $18,177, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

(5) Goodwill

Adjustments to goodwill for the three months ended March 31, 2007 are as follows:

Balance at December 31, 2006	$196,757
Bonding royalty	985

Balance at March 31, 2007	$197,742

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three months ended March 31, 2007 and 2006 and segment assets as of March 31, 2007 and 2006 were as follows:

Three months ended March 31, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$134,002	$33,800	$17,853	$42,659	$228,314
Adjusted EBITDA	17,233	(8,246)	3,628	308	12,923
Depreciation, depletion and amortization	15,442	1,581	1,673	2,480	21,176
Capital expenditures	25,685	15,589	976	9,796	52,046
Total assets	774,783	160,581	43,069	373,546	1,351,979
Goodwill	167,941	—	—	29,801	197,742

Three months ended March 31, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$125,372	$22,624	$15,303	$50,204	$213,503
Adjusted EBITDA	25,652	(14,596)	1,610	(2,091)	10,575
Depreciation, depletion and amortization	9,301	3,545	1,687	2,563	17,096
Capital expenditures	20,961	25,167	1,491	4,783	52,402
Total assets	406,588	114,950	36,257	554,995	1,112,790
Goodwill	164,767	—	—	181,863	346,630

Revenue in the Ancillary category consists primarily of $35,043 and $46,011 relating to the Company’s brokered coal sales and $4,878 and $3,339 relating to contract highwall mining activities for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $10,442 and $12,021 for the three months ended March 31, 2007 and 2006, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents net income or loss, before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Net loss	$(8,068)	$(6,189)
Depreciation, depletion and amortization	21,176	17,096
Interest expense, net	6,331	2,055
Income tax benefit	(6,155)	(2,275)
Minority interest	(361)	(112)

Adjusted EBITDA	$12,923	$10,575

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

(1) As restated. See Note 14.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,668	$2,001	$—	$9,669
Accounts receivable, net(1)	—	83,007	335	(77)	83,265
Inventories, net	—	45,880	—	—	45,880
Deferred income taxes	7,298	—	—	—	7,298
Prepaid insurance	—	8,329	251	—	8,580
Income taxes receivable	12,573	—	—	—	12,573
Prepaid expenses and other	—	7,895	116	—	8,011

Total current assets(1)	19,871	152,779	2,703	(77)	175,276
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	945,140	24	—	945,164
DEBT ISSUANCE COSTS, net	4,482	8,372	—	—	12,854
ADVANCE ROYALTIES, net	—	14,516	—	—	14,516
GOODWILL	—	197,742	—	—	197,742
OTHER NON-CURRENT ASSETS	—	6,427	—	—	6,427
INVESTMENT IN SUBSIDIARIES(1)	942,762	988	—	(943,750)	—

Total assets(1)	$967,115	$1,325,964	$2,727	$(943,827)	$1,351,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable(1)	$50	$71,677	$372	$(77)	$72,022
Short-term debt	—	10,852	—	—	10,852
Current portion of long-term debt and capital leases	—	2,689	21	—	2,710
Current portion of reclamation and mine closure costs	—	4,198	504	—	4,702
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	3,789	49,640	50	—	53,479

Total current liabilities(1)	3,839	141,611	947	(77)	146,320
LONG-TERM DEBT AND CAPITAL LEASES	175,000	40,497	—	—	215,497
RECLAMATION AND MINE CLOSURE COSTS	—	91,482	57	—	91,539
LONG-TERM EMPLOYEE BENEFITS	—	47,620	—	—	47,620
DEFERRED INCOME TAXES(1)	136,667	—	—	—	136,667
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	52,881	—	—	52,881
OTHER NON-CURRENT LIABILITIES	28	9,111	—	—	9,139

Total liabilities(1)	315,534	383,202	1,004	(77)	699,663
MINORITY INTEREST	—	—	735	—	735
Total stockholders’ equity(1)	651,581	942,762	988	(943,750)	651,581

Total liabilities and equity(1)	$967,115	$1,325,964	$2,727	$(943,827)	$1,351,979

(1) As restated. See Note 14.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable, net	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	5,950	—	—	—	5,950
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,225	219	—	7,444

Total current assets	19,240	145,780	3,235	(173)	168,082
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	919,987	107	—	920,094
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES, net	—	12,634	—	—	12,634
GOODWILL	—	196,757	—	—	196,757
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	960,394	1,149	—	(961,543)	—

Total assets	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$56,049	$515	$(173)	$56,391
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	41,403	198	—	50,968

Total current liabilities	9,367	125,689	793	(173)	135,676
LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	141,553	—	—	—	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	325,920	330,601	1,097	(173)	657,445
MINORITY INTEREST	—	—	1,096	—	1,096
Total stockholders’ equity	658,350	960,394	1,149	(961,543)	658,350

Total liabilities and equity	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES(1)	$(9,457)	$17,850	$106	$—	$8,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	68	—	—	68
Additions to property, plant, equipment and mine development	—	(36,572)	—	—	(36,572)
Cash paid related to acquisitions and net assets acquired	—	(5,924)	—	—	(5,924)
Withdrawals of restricted cash	—	344	—	—	344
(Investment in) distributions from subsidiaries(1)	9,457	39	—	(9,496)	—

Net cash from investing activities(1)	9,457	(42,045)	—	(9,496)	(42,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553	—	—	553
Repayments on short-term debt	—	(9,516)	—	—	(9,516)
Borrowings on long-term debt	—	35,000	—	—	35,000
Repayments on long-term debt and capital leases	—	(455)	(59)	—	(514)
Debt issuance costs	—	(1,011)	—	—	(1,011)
Distributions (1)	—	(9,457)	(39)	9,496	—

Net cash from financing activities(1)	—	15,114	(98)	9,496	24,512

Net change in cash and cash equivalents	—	(9,081)	8	—	(9,073)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,668	$2,001	$—	$9,669

Condensed Statements of Cash Flows

For the Three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations(1)	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES(1)	$—	$12,962	$(364)	$—	$12,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,718	—	—	2,718
Additions to property, plant, equipment and mine development	—	(41,199)	—	—	(41,199)
Cash paid related to acquisitions, net	—	(251)	—	—	(251)
Withdrawals of restricted cash	—	232	—	—	232
Distributions from subsidiaries(1)	—	(194)	—	194	—

Net cash from investing activities(1)	—	(38,694)	—	194	(38,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(2,441)	—	—	(2,441)
Borrowings on long-term debt	—	40,000	—	—	40,000
Repayments on long-term debt and capital leases	—	(448)	(55)	—	(503)
Debt issuance costs	—	(138)	—	—	(138)
Contributions(1)	—	—	194	(194)	—

Net cash from financing activities(1)	—	36,973	139	(194)	36,918

Net change in cash and cash equivalents	—	11,241	(225)	—	11,016
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$18,290	$1,913	$—	$20,203

(1) As restated. See Note 14.

(14) Restatement of Previously Issued Financial Statements

Amendment No. 1

In preparing its consolidated financial statements for the three months ended March 31, 2007, the Company incorrectly reported, as part of the transition adjustment of its adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), deferred income taxes and accumulated other comprehensive income of $432 associated with actuarial gains related to the subsidy provided for by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Additionally, the Company incorrectly presented the consolidating financial statement schedules contained in the supplementary guarantor information in Note 13 within the condensed consolidated financial statements by using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net loss of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income of the parent as originally reported was $1,516 and $2,275 for the three months ended March 31, 2007 and 2006, respectively. The restated net loss of the parent after the correction was $8,068 and $6,189 for the three months ended March 31, 2007 and 2006, respectively. The balance sheet of the parent as originally reported was restated to reflect the parent’s investment in its subsidiaries of $942,762 at March 31, 2007 with a corresponding increase in stockholders’ equity. The statement of cash flows of the parent as originally reported were restated to reflect distributions to the parent from its subsidiaries of $9,457 for the three months ended March 31, 2007. There were no such distributions for the three months ended March 31, 2006. Eliminations shown in the consolidating financial statement schedules represent adjustment for the parent’s investments in subsidiaries and intercompany balances and transactions. A portion of the eliminations shown in previously issued financial statements has been reclassified into the guarantor subsidiaries column for accurate presentation under the equity method of accounting. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Amendment No. 2

Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2007, the Company identified errors in certain amounts in its consolidated balance sheet as of March 31, 2007 related to certain leasehold and ownership interests in land, accrued property tax and certain other items. Related disclosures have also been corrected to reflect the adjustments to the condensed consolidated balance sheet. In addition, March 31, 2006 balance sheet information within Note 12 has been corrected to reflect the adjustments.

The effects of the restatement on the condensed consolidated balance sheet as of March 31, 2007 are as follows:

Condensed Consolidated Balance Sheet at March 31, 2007	As Originally Filed	Amendment No. 1 Restatement Adjustments	As Filed— Amendment No. 1	Amendment No. 2 Restatement Adjustments	As Filed— Amendment No. 2
Deferred income taxes	9,841	—	9,841	(2,543)	7,298
Prepaid expenses and other	8,029	—	8,029	(18)	8,011
Total current assets	177,837	—	177,837	(2,561)	175,276
Property, plant, equipment and mine development, net	952,165	—	952,165	(7,001)	945,164
Advance royalties, net	14,601	—	14,601	(85)	14,516
Goodwill	193,207	—	193,207	4,535	197,742
Total assets	1,357,091	—	1,357,091	(5,112)	1,351,979
Accounts payable	69,835	—	69,835	2,187	72,022
Accrued expenses and other	60,253	—	60,253	(6,774)	53,479
Total current liabilities	150,907	—	150,907	(4,587)	146,320
Deferred income taxes	138,193	(432)	137,761	(1,094)	136,667
Total liabilities	705,776	(432)	705,344	(5,681)	699,663
Accumulated other comprehensive income	(4,207)	432	(3,775)	—	(3,775)
Retained earnings	17,982	—	17,982	569	18,551
Total stockholders’ equity	650,580	432	651,012	569	651,581
Total liabilities and stockholders’ equity	1,357,091	—	1,357,091	(5,112)	1,351,979

Additionally, the Company had reported in its supplemental disclosure of non-cash items purchases of property, plant, equipment and mine development through accounts payable totaling $6,688. As a result of the errors noted above, the amount has been restated to $6,565. The amount was not affected by the adjustments recorded for Amendment No. 1.

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

Restatement of Previously Issued Financial Statements

While finalizing our quarterly results for the period ended September 30, 2007, we identified immaterial overstatements related to certain leasehold and ownership interests in land, accrued property taxes and certain other items. As a result, we filed an amendment to our Annual Report on Form 10-K/A to restate our consolidated balance sheets, consolidated statements of operations and cash flows as of and for the two years ended December 31, 2006 and 2005, and for the period May 11, 2004 (inception) to December 31, 2004 to make the required corrections. These restatements primarily relate to amounts recorded on our opening balance sheets associated with acquisitions. In addition, as discussed in Note 14 to the condensed consolidated financial statements in Item 1, the March 31, 2007 financial statements have also been restated to reflect these corrections. The impact of the identified overstatements was immaterial on the results of operations in each period affected.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, we reevaluated the effectiveness of our controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. We concluded that the control deficiencies noted above aggregate to the level of a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon their reassessed evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of March 31, 2007.

Notwithstanding the material weakness noted above, our management has concluded, based on its evaluation and additional procedures performed to measure the potential impact of the material weakness, that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented.

Changes in Internal Control Over Financial Reporting

Management did not make any significant changes in our internal controls over financial reporting during the first quarter of fiscal 2007 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2007, management has continued to review, revise and improve the effectiveness of our internal control over financial reporting. Management, with oversight from the Audit Committee, has been addressing the material weakness disclosed in our amended Form 10-K/A and is committed to effectively remediating this material weakness. Although we have put new control procedures in place, control weaknesses will not be considered remediated until the new controls are operational for a period of time and tested, and until management and its registered public accounting firm conclude that these controls are operating effectively.

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

Date: November 14, 2007