Form 10-Q/A
period 2007-06-30
International Coal Group, Inc.
filed 2007-11-14
CIK 1320934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to amend and restate certain information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (the “Second Quarter 2007 Form 10-Q”) as described below. For convenience of the reader, this Amendment sets forth the entire Second Quarter 2007 Form 10-Q. However, this Amendment amends and restates Item 1 and Item 4 of Part I of the Second Quarter 2007 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Second Quarter 2007 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original August 9, 2007 filing date of the Second Quarter 2007 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the Second Quarter 2007 Form 10-Q that we filed on August 9, 2007. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive and financial officers.

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2007, we identified errors in certain amounts in our consolidated balance sheet as of June 30, 2007 and December 31, 2006 related to the immaterial overstatement of certain leasehold and ownership interests in land, accrued property taxes and certain other items. See Note 16 to the condensed consolidated financial statements included in Item 1 for further detail.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2007 (as restated, see Note 16)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,466	$18,742
Accounts receivable, net of allowances of $540 and $36	66,867	71,093
Inventories, net	53,540	40,587
Deferred income taxes	11,487	5,950
Prepaid insurance	5,762	10,986
Income taxes receivable	8,449	13,280
Prepaid expenses and other	8,566	7,444

Total current assets	171,137	168,082

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	967,653	920,094
DEBT ISSUANCE COSTS, net	12,241	12,472
ADVANCE ROYALTIES, net	15,295	12,634
GOODWILL	198,665	196,757
OTHER NON-CURRENT ASSETS	6,179	6,852

Total assets	$1,371,170	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,023	$56,391
Short-term debt	4,877	19,815
Current portion of long-term debt and capital leases	4,098	1,749
Current portion of reclamation and mine closure costs	5,492	4,198
Current portion of employee benefits	2,555	2,555
Accrued expenses and other	58,330	50,968

Total current liabilities	147,375	135,676

LONG-TERM DEBT AND CAPITAL LEASES	249,693	178,286
RECLAMATION AND MINE CLOSURE COSTS	93,974	88,472
EMPLOYEE BENEFITS	49,802	45,390
DEFERRED INCOME TAXES	130,601	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	48,404	58,882
OTHER NON-CURRENT LIABILITIES	7,878	9,186

Total liabilities	727,727	657,445

MINORITY INTEREST	721	1,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,898,814 and 152,906,488, respectively, shares issued and outstanding	1,529	1,529
Additional paid-in capital	636,634	633,937
Accumulated other comprehensive loss	(3,758)	(3,846)
Retained earnings	8,317	26,730

Total stockholders’ equity	642,722	658,350

Total liabilities and stockholders’ equity	$1,371,170	$1,316,891

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,302)	$(6,790)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	42,970	33,692
Amortization of deferred finance costs included in interest expense	1,278	2,253
Minority interest	(375)	87
Compensation expense on restricted stock and options	2,697	2,993
Gain on sale of assets, net	(2,354)	(929)
Deferred income taxes	(16,570)	(5,385)
Provision for bad debt	522	—
Amortization of accumulated postretirement benefit obligation	88	—
Changes in assets and liabilities:
Accounts receivable	3,828	(11,985)
Inventories	(12,953)	(14,858)
Prepaid expenses and other	8,933	8,077
Other non-current assets	(1,060)	(1,779)
Accounts payable	4,070	(62)
Accrued expenses and other	7,336	9,589
Reclamation and mine closure costs	3,744	1,692
Other liabilities	2,908	2,174

Net cash from operating activities	26,760	18,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	4,663	3,248
Net proceeds from sale-leaseback	—	5,413
Additions to property, plant, equipment and mine development	(74,943)	(85,262)
Cash paid related to acquisitions and net assets acquired	(6,939)	(2,892)
Withdrawals of restricted cash	499	237

Net cash from investing activities	(76,720)	(79,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	553	—
Repayments on short-term debt	(15,492)	(7,422)
Borrowings on long-term debt	65,000	70,000
Repayments on long-term debt and capital leases	(1,330)	(111,747)
Proceeds from senior notes offering	—	175,000
Debt issuance costs	(1,047)	(8,739)

Net cash from financing activities	47,684	117,092

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,276)	56,605
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,466	$65,792

Supplemental information:
Cash paid for interest (net of amount capitalized)	$11,291	$4,380

Cash received for income taxes, net	$524	$—

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$11,517	$1,135

Purchases of property, plant, equipment and mine development through financing arrangements	$10,279	$22,274

Assets acquired through the assumption of liabilities	$1,586	$—

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Coal	$34,619	$23,736
Parts and supplies	19,517	17,427
Reserve for obsolescence–parts and supplies	(596)	(576)

Total	$53,540	$40,587

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	June 30, 2007	December 31, 2006
Coal lands	$603,339	$598,843
Mining and other equipment and related facilities	364,767	324,362
Mine development and contract costs	74,522	59,115
Construction work in process	64,794	37,012
Land and land improvements	19,350	16,285
Coalbed methane well development costs	15,442	6,280
Mine development in process	6,873	12,274

	1,149,087	1,054,171
Less–accumulated depreciation, depletion and amortization	(181,434)	(134,077)

Net property, plant, equipment and mine development	$967,653	$920,094

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

(5) Goodwill

Adjustments to goodwill for the six months ended June 30, 2007 are as follows:

Balance at December 31, 2006	$196,757
Bonding royalty	1,908

Balance at June 30, 2007	$198,665

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three and six months ended June 30, 2007 and 2006 and segment assets as of June 30, 2007 and 2006 were as follows:

Three months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$129,847	$30,532	$16,978	$30,693	$208,050
Adjusted EBITDA	16,539	(5,293)	3,799	(3,791)	11,254
Depreciation, depletion and amortization	15,245	2,634	1,516	2,399	21,794
Capital expenditures	39,588	8,275	(37)	1,905	49,731
Total assets	797,743	161,361	44,063	368,003	1,371,170
Goodwill	168,725	—	—	29,940	198,665

Three months ended June 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$138,986	$34,931	$10,707	$40,519	$225,143
Adjusted EBITDA	28,714	(6,211)	(1,289)	(926)	20,288
Depreciation, depletion and amortization	10,722	3,470	1,430	974	16,596
Capital expenditures	26,277	19,285	2,072	7,817	55,451
Total assets	430,415	131,360	37,268	603,648	1,202,691
Goodwill	165,624	—	—	182,004	347,628

Revenue in the Ancillary category consists primarily of $17,113 and $35,350 relating to the Company’s brokered coal sales and $4,393 and $4,625 relating to contract highwall mining activities for the three months ended June 30, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $11,354 and $11,388 for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$263,849	$64,332	$34,831	$73,352	$436,364
Adjusted EBITDA	33,773	(13,539)	7,427	(3,484)	24,177
Depreciation, depletion and amortization	30,687	4,215	3,189	4,879	42,970
Capital expenditures	65,273	23,864	939	11,701	101,777
Total assets	797,743	161,361	44,063	368,003	1,371,170
Goodwill	168,725	—	—	29,940	198,665

Six months ended June 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$264,359	$57,555	$26,010	$90,722	$438,646
Adjusted EBITDA	54,367	(20,807)	321	(3,018)	30,863
Depreciation, depletion and amortization	20,023	7,015	3,117	3,537	33,692
Capital expenditures	47,238	44,453	3,562	12,600	107,853
Total assets	430,415	131,360	37,268	603,648	1,202,691
Goodwill	165,624	—	—	182,004	347,628

Revenue in the Ancillary category consists primarily of $52,156 and $81,361 relating to the Company’s brokered coal sales and $9,271 and $7,964 relating to contract highwall mining activities for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $21,796 and $23,409 for the six months ended June 30, 2007 and 2006, respectively.

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

Reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(10,234)	$(601)	$(18,302)	$(6,790)
Depreciation, depletion and amortization	21,794	16,596	42,970	33,692
Interest expense, net	5,870	4,328	12,201	6,383
Income tax benefit	(6,162)	(234)	(12,317)	(2,509)
Minority interest	(14)	199	(375)	87

Adjusted EBITDA	$11,254	$20,288	$24,177	$30,863

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

In its previously issued Form 10-Q for the quarterly period ended June 30, 2006, the Company incorrectly presented its consolidating financial statement schedules contained in the supplementary guarantor information as of and for the three and six months ended June 30, 2006 using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information for the three and six months ended June 30, 2006 included herein has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net loss of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income (loss) of the parent as originally reported was $(188) and $2,087 for the three and six months ended June 30, 2006, respectively. The restated net (loss) of the parent after the correction was $(601) and $(6,790) for the three and six months ended June 30, 2006, respectively. The statement of cash flows of the parent as originally reported was restated to reflect investments in its subsidiaries of $171,093 for the six months ended June 30, 2006. Eliminations shown in the consolidating financial statement schedules represent adjustments for the parent’s investments in subsidiaries and intercompany balances and transactions. A portion of the eliminations shown in previously issued financial statements have been reclassified into the guarantor subsidiaries column for accurate presentation under the equity method of accounting. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$14,965	$1,501	$—	$16,466
Accounts receivable, net	—	66,493	429	(55)	66,867
Inventories, net	—	53,540	—	—	53,540
Deferred income taxes	11,487	—	—	—	11,487
Prepaid insurance	—	5,641	121	—	5,762
Income taxes receivable	8,449	—	—		8,449
Prepaid expenses and other	—	8,460	106	—	8,566

Total current assets	19,936	149,099	2,157	(55)	171,137

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	967,652	1	—	967,653
DEBT ISSUANCE COSTS, net	4,328	7,913	—	—	12,241
ADVANCE ROYALTIES, net	—	15,295	—	—	15,295
GOODWILL	—	198,665	—	—	198,665
OTHER NON-CURRENT ASSETS	—	6,179	—	—	6,179
INVESTMENT IN SUBSIDIARIES	932,361	722	—	(933,083)	—

Total assets	$956,625	$1,345,525	$2,158	$(933,138)	$1,371,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$71,643	$435	$(55)	$72,023
Short-term debt	—	4,877	—	—	4,877
Current portion of long-term debt and capital leases	—	4,098	—	—	4,098
Current portion of reclamation and mine closure costs	—	5,292	200	—	5,492
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	8,274	50,033	23	—	58,330

Total current liabilities	8,274	138,498	658	(55)	147,375

LONG-TERM DEBT AND CAPITAL LEASES	175,000	74,693	—	—	249,693
RECLAMATION AND MINE CLOSURE COSTS	—	93,917	57	—	93,974
LONG-TERM EMPLOYEE BENEFITS	—	49,802	—	—	49,802
DEFERRED INCOME TAXES	130,601	—	—	—	130,601
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	48,404	—	—	48,404
OTHER NON-CURRENT LIABILITIES	28	7,850	—	—	7,878

Total liabilities	313,903	413,164	715	(55)	727,727

MINORITY INTEREST	—	—	721	—	721
Total stockholders’ equity	642,722	932,361	722	(933,083)	642,722

Total liabilities and stockholders’ equity	$956,625	$1,345,525	$2,158	$(933,138)	$1,371,170

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable, net	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	5,950	—	—	—	5,950
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—		13,280
Prepaid expenses and other	—	7,225	219	—	7,444

Total current assets	19,240	145,780	3,235	(173)	168,082

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	919,987	107	—	920,094
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES, net	—	12,634	—	—	12,634
GOODWILL	—	196,757	—	—	196,757
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	960,394	1,149	—	(961,543)	—

Total assets	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$56,049	$515	$(173)	$56,391
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	41,403	198	—	50,968

Total current liabilities	9,367	125,689	793	(173)	135,676

LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	141,553	—	—	—	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	325,920	330,601	1,097	(173)	657,445

MINORITY INTEREST	—	—	1,096	—	1,096
Total stockholders’ equity	658,350	960,394	1,149	(961,543)	658,350

Total liabilities and stockholders’ equity	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

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

(16) Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its condensed consolidated financial statements for the three and six months ended June 30, 2007, the Company identified errors in certain amounts in its consolidated balance sheet as of June 30, 2007 related to certain leasehold and ownership interests in land, accrued property taxes and certain other items. Related disclosures have also been corrected to reflect the adjustments to the condensed consolidated balance sheet. In addition, June 30, 2006 balance sheet information within Note 13 has been corrected to reflect the adjustments.

The effects of the restatement on the condensed consolidated balance sheet as of June 30, 2007 are as follows:

Condensed Consolidated Balance Sheet at June 30, 2007	As Originally Filed	Restatement Adjustments	As Restated
Deferred income taxes	14,030	(2,543)	11,487
Prepaid expenses and other	8,584	(18)	8,566
Total current assets	173,698	(2,561)	171,137
Property, plant, equipment and mine development, net	976,411	(8,758)	967,653
Advance royalties, net	15,380	(85)	15,295
Goodwill	194,130	4,535	198,665
Total assets	1,378,039	(6,869)	1,371,170
Accounts payable	71,593	430	72,023
Accrued expenses and other	65,104	(6,774)	58,330
Total current liabilities	153,719	(6,344)	147,375
Deferred income taxes	131,695	(1,094)	130,601
Total liabilities	735,165	(7,438)	727,727
Retained earnings	7,748	569	8,317
Total stockholders’ equity	642,153	569	642,722
Total liabilities and stockholders’ equity	1,378,039	(6,869)	1,371,170

Additionally, the Company had reported in its supplemental disclosure of non-cash items purchases of property, plant, equipment and mine development through accounts payable totaling $13,397. As a result of the errors noted above, the amount has been restated to $11,517.

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

Restatement of Previously Issued Financial Statements

While finalizing our quarterly results for the period ended September 30, 2007, we identified immaterial overstatements related to certain leasehold and ownership interests in land, accrued property taxes and certain other items. As a result, we filed an amendment to our Annual Report on Form 10-K/A to restate our consolidated balance sheets, consolidated statements of operations and cash flows as of and for the two years ended December 31, 2006 and 2005, and for the period May 11, 2004 (inception) to December 31, 2004 to make the required corrections. These restatements primarily relate to amounts recorded on our opening balance sheets associated with acquisitions. In addition, as discussed in Note 16 to the condensed consolidated financial statements in Item 1, the June 30, 2007 financial statements have also been restated to reflect these corrections. The impact of the identified overstatements was immaterial on the results of operations in each period affected.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, we reevaluated the effectiveness of our controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. We concluded that the control deficiencies noted above aggregate to the level of a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon their reassessed evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting

Management did not make any significant changes in our internal controls over financial reporting during the second quarter of fiscal 2007 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2007, management has continued to review, revise and improve the effectiveness of our internal control over financial reporting. Management, with oversight from the Audit Committee, has been addressing the material weakness disclosed in our amended Form 10-K/A and is committed to effectively remediating this material weakness. Although we have put new control procedures in place, control weaknesses will not be considered remediated until the new controls are operational for a period of time and tested, and until management and its registered public accounting firm conclude that these controls are operating effectively.

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

10-Q/A EXHIBIT INDEX

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