Form 10-Q
period 2007-09-30
International Coal Group, Inc.
filed 2007-11-14
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2007 — 152,991,149.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,956	$18,742
Accounts receivable, net of allowances of $539 and $36	68,931	71,093
Inventories, net	44,972	40,587
Deferred income taxes	11,633	5,950
Prepaid insurance	2,308	10,986
Income taxes receivable	6,302	13,280
Prepaid expenses and other	7,978	7,444

Total current assets	294,080	168,082
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	980,909	920,094
DEBT ISSUANCE COSTS, net	14,221	12,472
ADVANCE ROYALTIES, net	15,579	12,634
GOODWILL	199,696	196,757
OTHER NON-CURRENT ASSETS	6,143	6,852

Total assets	$1,510,628	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,015	$56,391
Short-term debt	538	19,815
Current portion of long-term debt and capital leases	4,225	1,749
Current portion of reclamation and mine closure costs	4,392	4,198
Current portion of employee benefits	2,043	2,555
Accrued expenses and other	58,797	50,968

Total current liabilities	132,010	135,676
LONG-TERM DEBT AND CAPITAL LEASES	409,177	178,286
RECLAMATION AND MINE CLOSURE COSTS	94,939	88,472
EMPLOYEE BENEFITS	52,635	45,390
DEFERRED INCOME TAXES	126,370	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	44,551	58,882
OTHER NON-CURRENT LIABILITIES	7,809	9,186

Total liabilities	867,491	657,445
MINORITY INTEREST	584	1,096
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 152,989,813 and 152,906,488, respectively, shares issued and outstanding	1,529	1,529
Additional paid-in capital	637,706	633,937
Accumulated other comprehensive loss	(3,715)	(3,846)
Retained earnings	7,033	26,730

Total stockholders’ equity	642,553	658,350

Total liabilities and stockholders’ equity	$1,510,628	$1,316,891

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES:
Coal sales revenues	$191,088	$212,967	$592,081	$628,467
Freight and handling revenues	5,044	4,964	14,645	14,157
Other revenues	11,697	8,300	37,467	22,253

Total revenues	207,829	226,231	644,193	664,877
COSTS AND EXPENSES:
Cost of coal sales	188,356	195,946	557,787	565,420
Freight and handling costs	5,044	4,964	14,645	14,157
Cost of other revenues	7,600	7,651	27,139	20,520
Depreciation, depletion and amortization	23,017	16,489	65,987	50,181
Selling, general and administrative	9,026	7,805	25,868	25,769
(Gain) loss on sale of assets, net	(35,444)	43	(37,798)	(886)

Total costs and expenses	197,599	232,898	653,628	675,161

Income (loss) from operations	10,230	(6,667)	(9,435)	(10,284)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(14,434)	(6,578)	(26,635)	(12,961)
Other, net	429	439	1,301	1,227

Total interest and other income (expense)	(14,005)	(6,139)	(25,334)	(11,734)

Loss before income taxes and minority interest	(3,775)	(12,806)	(34,769)	(22,018)
INCOME TAX BENEFIT	2,355	10,427	14,672	12,936
MINORITY INTEREST	137	(54)	512	(141)

Net loss	$(1,283)	$(2,433)	$(19,585)	$(9,223)

Earnings per share:
Basic	$(0.01)	$(0.02)	$(0.13)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.13)	$(0.06)
Weighted-average common shares outstanding:
Basic	152,413,924	152,117,968	152,262,828	151,997,571
Diluted	152,413,924	152,117,968	152,262,828	151,997,571

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,585)	$(9,223)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	65,987	50,181
Amortization and write-off of deferred finance costs included in interest expense	7,579	2,829
Minority interest	(512)	141
Compensation expense on restricted stock and options	3,769	4,318
Gain on sale of assets, net	(37,798)	(886)
Deferred income taxes	(21,029)	(10,549)
Provision for bad debt	503	—
Amortization of accumulated postretirement benefit obligation	213	—
Changes in assets and liabilities:
Accounts receivable	1,650	(21,855)
Inventories	(4,385)	(17,713)
Other current assets	15,222	3,782
Other non-current assets	(1,346)	(2,084)
Accounts payable	2,643	5,507
Accrued expenses and other	7,710	15,541
Reclamation and mine closure costs	3,181	4,250
Other liabilities	5,160	5,200

Net cash from operating activities	28,962	29,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	44,992	3,507
Net proceeds from sale-leaseback	—	5,413
Additions to property, plant, equipment and mine development	(123,817)	(127,352)
Cash paid related to acquisitions and net assets acquired	(11,773)	(3,670)
Withdrawals of restricted cash	440	396

Net cash from investing activities	(90,158)	(121,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	26,082	—
Repayments on short-term debt	(44,830)	(12,537)
Borrowings on long-term debt	65,000	70,000
Repayments on long-term debt and capital leases	(67,514)	(112,065)
Proceeds from senior notes offering	—	175,000
Proceeds from convertible senior notes offering	225,000	—
Debt issuance costs	(9,328)	(9,298)

Net cash from financing activities	194,410	111,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	133,214	18,833
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,956	$28,020

Supplemental information:
Cash paid for interest (net of amount capitalized)	$21,290	$4,551

Cash received for income taxes, net	$774	$—

Supplemental disclosure of non-cash items:

Purchases of property, plant, equipment and mine development through accounts payable	$2,465	$5,294

Purchases of property, plant, equipment and mine development through financing arrangements	$10,971	$24,000

Assets acquired through the assumption of liabilities	$1,586	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

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

The accompanying interim condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations and cash flows, but does expect adoption to result in additional information to be included in the footnotes accompanying its consolidated financial statements.

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations and cash flows.

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

Cash and Cash Equivalents—The Company considers all highly-liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of a money market mutual fund. Because of the short maturity of these investments, the carrying amounts approximate the fair value.

Reclassifications—Ash disposal income and royalty income, as well as certain other revenues earned by the Company in activities that are incidental to operations, but were not expected to be on-going revenue streams, were previously included in other income (expense) in the consolidated statements of operations and related disclosures in previously issued financial statements. Such revenue streams have increased and will most likely remain in the future. As a result, the Company believes inclusion of such revenues in other operating revenue provides a more accurate accounting of total revenue earned from operations. Revenues of $1,969 and $5,107 have been reclassified as other operating revenues in the accompanying financial statements for the three and nine months ended September 30, 2006, respectively. Related disclosures have been reclassified to conform to the 2007 presentation.

Cost of other revenues totaling $7,651 and $20,520 for the three and nine months ended September 30, 2006, respectively, which were included in cost of coal sales and other revenues in previously issued financial statements have been presented in a separate line item in the accompanying financial statements. Related disclosures have been reclassified to conform to the 2007 presentation.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Coal	$25,488	$23,736
Parts and supplies	20,148	17,427
Reserve for obsolescence–parts and supplies	(664)	(576)

Total	$44,972	$40,587

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	September 30, 2007	December 31, 2006
Coal lands	$602,843	$598,843
Mining and other equipment and related facilities	377,528	324,362
Mine development and contract costs	82,140	59,115
Construction work in process	86,858	37,012
Land and land improvements	17,817	16,285
Coalbed methane well development costs	14,142	6,280
Mine development in process	7,117	12,274

	1,188,445	1,054,171
Less–accumulated depreciation, depletion and amortization	(207,536)	(134,077)

Net property, plant, equipment and mine development	$980,909	$920,094

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three and nine months ended September 30, 2007 was $26,775 and $80,037, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three and nine months ended September 30, 2006 was $21,092, and $58,959, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

(5) Goodwill

Adjustments to goodwill for the nine months ended September 30, 2007 are as follows:

Balance at December 31, 2006	$196,757
Bonding royalty	2,939

Balance at September 30, 2007	$199,696

Bonding royalty represents payments made on the gross sales receipts for coal mined and sold by the former Horizon Natural Resources companies that the Company acquired.

(6) Long-term Debt and Capital Leases

Long-term debt and capital leases consisted of the following:

	September 30, 2007	December 31, 2006
9.00% Convertible Senior notes, due 2012	$225,000	$—
10.25% Senior notes, due 2014	175,000	175,000
Equipment notes	13,356	4,619
Capital leases	46	416

Total	413,402	180,035
Less–current portion	(4,225)	(1,749)

Long-term debt	$409,177	$178,286

Convertible Senior Notes—On July 31, 2007, the Company completed a private offering (the “Offering”) of $195,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2012 (the “Convertible Notes”) pursuant to Rule 144A under the Securities Act of 1933. The initial purchaser exercised the over-allotment option and, on August 28, 2007, purchased an additional $30,000 in aggregate principal amount of the Convertible Notes. The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed jointly and severally on a senior unsecured basis by the Company’s material future and current domestic subsidiaries (the “Guarantors”). The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the Guarantors’ respective existing and future unsecured senior indebtedness.

The Company received proceeds from the offering of $218,250, after deducting the initial purchaser’s discounts and commissions of $6,750. The Company used a portion of the net proceeds to repay the $25,000 bridge loan, plus accrued interest, due to a certain fund affiliated with WL Ross & Co. LLC (“WLR”) and the $65,000 outstanding on its Amended Credit Facility. The remaining $128,250 will be used for general corporate purposes and other expenses related to the Offering estimated to be $1,150.

The Convertible Notes bear interest at an annual rate of 9.00%, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2008. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash.

        The Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per $1,000 principal amount of the Convertible Notes). The conversion rate of the Convertible Notes will be increased if the average of the volume-weighted average price of the Company’s common stock for a 20 consecutive trading day period ending on, but not including, August 1, 2008, is less than $6.10. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The Company’s stock price per share closed below the conversion price of $6.10 per share during the three months ended September 30, 2007. As a result, there were no potentially convertible shares at September 30, 2007.

The Company and the initial purchasers of the Convertible Notes entered into a registration rights agreement that required the Company to file a shelf registration statement to register the Convertible Notes with the Securities and Exchange Commission by the 90th day after the date that the Convertible Notes were issued, or October 29, 2007. The Company has yet to file the shelf registration statement. As a result, the Company is required to pay additional interest at a per annum rate of 0.25% until the shelf registration statement is filed. The Company does not expect this additional interest to materially impact its financial position, results of operations or cash flows, and anticipate filing a shelf registration on or about November 15, 2007.

The FASB has proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-a”). If issued as currently contemplated, APB 14-a would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Convertible Notes are within the scope of the proposed FSP and the Company is currently evaluating its potential impact, including the amount of additional interest expense. APB 14-a would be effective for financial statements for fiscal years beginning after December 15, 2007 and would be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 11.

Credit Facility—In June 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, the Company further amended the Amended Credit Facility to reduce the commitments thereunder to $100,000, of which a maximum of $80,000 may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the Amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. As of September 30, 2007, the Company had no borrowings outstanding and letters of credit totaling $66,201 outstanding, leaving $33,799 available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 1.25% to 2.00% as of September 30, 2007 or LIBOR plus an applicable margin based on the Company’s leverage ratio of 2.25% to 3.00% as of September 30, 2007. As of September 30, 2007, the Company was in compliance with its covenants under the Amended Credit Facility.

Equipment Notes—The equipment notes have maturity dates extending to October 2011 and are collateralized by mining equipment. At September 30, 2007 the equipment notes accrued interest at fixed rates that range from 2.31% to 7.25%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

(7) Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2007 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended September 30, 2007 decreased to 62% from 81% for the three months ended September 30, 2006, primarily as the result of the effect of income tax deductions for depletion of mineral rights on projected earnings. The effective income tax rate for the nine months ended September 30, 2007 decreased to 42% from 59% for the nine months ended September 30, 2006, primarily as the result of the effect of income tax deductions for depletion of mineral rights on projected earnings.

(8) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$514	$324	$1,542	$972
Interest cost	263	167	789	501
Amortization of net loss	71	14	213	42

Benefit cost	$848	$505	$2,544	$1,515

The plan is unfunded, therefore, no contributions were made by the Company for the three and nine months ended September 30, 2007 and 2006.

(9) Sale of Reserve

On September 28, 2007, the Company sold its Denmark reserve in Southern Illinois for $39,000 in cash. As a result, the Company recognized a gain of $36,782 which is included in the net gain on sale of assets in its statement of operations for the three and nine months ended September 30, 2007. Under the terms of the transaction, the purchaser is also obligated to pay the Company an overriding royalty totaling $4,000 on certain future production that will be recognized as the reserves are mined.

(10) Employee Stock Awards

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

During the first nine months of 2007, the Company granted stock options and restricted stock awards to certain employees under its 2005 Equity and Performance Incentive Plan. Stock options were granted to purchase 286,660 shares of common stock at a weighted –average exercise price of $5.93 per share with an aggregate fair value of $761. Restricted stock awards of 113,240 were granted with an aggregate fair value of $666. Included in the 2007 grants were stock options to purchase 264,580 shares of common stock at an exercise price of $6.00 per share with an aggregate fair value of $709 and restricted stock awards of 98,520 with an aggregate fair value of $591 granted on July 2, 2007. The stock option and restricted stock awards vest in equal annual installments of 25% over a four-year period.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant date fair value of the options granted in 2007 was calculated using the following assumptions: expected lives of 5 years, weighted-average volatility of 43.2% with volatilities ranging from 43.0% to 48.0% and risk-free interest rates ranging from 4.0% to 5.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 3.25%. The estimated grant date fair value of the options granted in 2006 was calculated using the following assumptions: expected lives of 5 years, an expected weighted-average volatility of 46.8% and risk-free interest rates ranging from 4.3% to 5.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 1.0%. Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The forfeiture rate was determined based on estimates of future turnover of the Company’s employees eligible under the plan.

Stock-based employee compensation expense of $643 and $2,261, net of tax of $429 and $1,508, related to the issuance of all stock awards outstanding as of September 30, 2007 was included in net income for the three and nine months ended September 30, 2007, respectively. Compensation expense of $821 and $2,677, net of tax of $503 and $1,641, related to stock awards outstanding as of September 30, 2006, was included in net income for the three and nine months ended September 30, 2006.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

A summary of the Company’s outstanding options as of September 30, 2007, and changes during the nine months ended September 30, 2007, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,814,302	$9.17
Granted	286,660	5.93
Forfeited	(74,300)	8.00

Outstanding at September 30, 2007	2,026,662	8.76	8.5	$(8,751)

Vested or expected to vest at September 30, 2007	1,993,167	8.77	8.5	$(8,634)

Exercisable at September 30, 2007	900,809	9.85	8.0	$(4,875)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $2.66 and $3.93, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	787,540	$10.29
Granted	113,240	5.88
Vested	(291,735)	11.04
Forfeited	(34,385)	8.10

Nonvested at September 30, 2007	574,660	9.16

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2007 and 2006 was $5.88 and $8.52, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2007 and 2006 was $3,221 and $2,913, respectively.

As of September 30, 2007, there was $7,405 of unrecognized compensation cost related to nonvested stock-based awards that is expected to be recognized over a weighted-average period of 2.4 years.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

(11) Earnings Per Share

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(1,283)	$(2,433)	$(19,585)	$(9,223)

Weighted-average common shares outstanding – Basic	152,413,924	152,117,968	152,262,828	151,997,571
Incremental shares arising from stock options	—	—	—	—
Incremental shares arising from restricted shares	—	—	—	—

Weighted-average common shares outstanding – Diluted	152,413,924	152,117,968	152,262,828	151,997,571

Earnings Per Share:
Basic	$(0.01)	$(0.02)	$(0.13)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.13)	$(0.06)

Options to purchase 2,026,662 shares of common stock and 574,660 shares of restricted common stock outstanding at September 30, 2007 have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2007 because their effect was anti-dilutive. Options to purchase 1,822,412 shares of common stock and 791,680 shares of restricted common stock outstanding at September 30, 2006 have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2006 because their effect was anti-dilutive.

On July 31, 2007, the Company completed an offering of $195,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2012 pursuant to Rule 144A under the Securities Act of 1933. On August 28, 2007, an additional $30,000 was sold pursuant to the exercise of an over-allotment option (see Note 6). The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $6.10 per share. The Company’s stock traded below the conversion price of $6.10 per share during the three months ended September 30, 2007. As a result, the effects of the potential conversion of the Convertible Notes were anti-dilutive and had no impact on the Company’s earnings per share.

(12) Sale-leaseback of Coal Lands

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

(13) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $106,305 as of September 30, 2007 to secure reclamation and other performance commitments. As of September 30, 2007, the Company has bank letters of credit outstanding of $66,201 under its revolving credit facility.

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

On April 5, 2007 a class action lawsuit was filed in the U.S. District Court in the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint alleges that the Company’s registration statements filed in connection with its initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. The court ordered certain plaintiffs to serve as lead plaintiffs and lead counsel, and, as a result, the plaintiffs filed an amended complaint on August 24, 2007. The Company filed a Motion to Dismiss the Amended Class Action Complaint on September 28, 2007, and that motion remains pending.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Anker Coal Group, Inc. (“Anker”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. In its amended complaint, Allegheny alleges that the production stoppages constitute a breach of the contract, breach of the guarantee agreement by Anker and breach of certain representations made upon entering into the contract in early 2005. Allegheny has since voluntarily dropped its allegations regarding misrepresentations. The Company answered the complaint on August 13, 2007, disputing all of the remaining claims. Coal shipments to Allegheny from the Sycamore No. 2 mine were resumed by the Company in September 2007.

On October 24, 2007, the United States of America, on behalf of the United States Environmental Protection Agency, filed a complaint against the Company’s subsidiary Patriot Mining Company, Inc. (“Patriot”), in the United States District Court of the Northern District of West Virginia, and concurrent with that filing, the parties filed a Stipulation and Order as a compromise of the disputed claims. The complaint alleged a violation in connection with reporting a release of anhydrous ammonia at the former Squire’s Creek Mine (the “Facility”) on June 24, 2004, and reporting information relating to the storage of anhydrous ammonia at the Facility before and after the release. Patriot denied the allegations and, pursuant to the Stipulation and Order, agreed to pay $177 as full and final settlement of all claims. At September 30, 2007, the Company had recorded a reserve for the amount of the settlement.

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the Company has recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Commitments—As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the three and nine months ended September 30, 2007, we spent $721 and $3,913 to meet these standards and anticipate spending an additional $5,300 for the remainder of 2007 and $1,940 in 2008.

(14) Related Party Transactions and Balances

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

        The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three and nine months ended September 30, 2007, the Company recorded expenses totaling approximately $171 and $505, respectively, relating to these matters.

On July 16, 2007, the Company and its subsidiaries entered into a $25,000 bridge loan with a certain fund affiliated with WLR, which was repaid in full on July 31, 2007. The Company and its subsidiaries were jointly and severally liable for the loan.

(15) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia and eastern Kentucky and include eight underground mines and nine surface mines. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four underground mines and five surface mines. The Company’s Illinois Basin operations include one underground mine. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three and nine months ended September 30, 2007 and 2006 and segment assets as of September 30, 2007 and 2006 were as follows:

Three months ended September 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$135,623	$32,565	$17,706	$21,935	$207,829
Adjusted EBITDA	7,391	(8,233)	3,790	30,728	33,676
Depreciation, depletion and amortization	14,917	3,204	1,436	3,460	23,017
Capital expenditures	35,405	8,021	688	664	44,778
Total assets	811,540	161,306	39,505	498,277	1,510,628
Goodwill	169,601	—	—	30,095	199,696

Three months ended September 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$137,526	$35,545	$15,257	$37,903	$226,231
Adjusted EBITDA	24,189	(10,340)	2,165	(5,753)	10,261
Depreciation, depletion and amortization	12,124	1,764	1,652	949	16,489
Capital expenditures	26,234	11,165	3,397	7,178	47,974
Total assets	464,373	131,971	39,734	579,593	1,215,671
Goodwill	166,312	—	—	182,131	348,443

Revenue in the Ancillary category consists primarily of $11,992 and $32,310 relating to the Company’s brokered coal sales and $5,520 and $4,440 relating to contract highwall mining activities for the three months ended September 30, 2007 and 2006, respectively. Capital expenditures do not include $10,240 paid during the three months ended September 30, 2007 related to capital expenditures accrued in prior periods. Capital expenditures include non-cash amounts of $5,885 for the three months ended September 30, 2006.

Nine months ended September 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$399,472	$96,897	$52,537	$95,287	$644,193
Adjusted EBITDA	41,163	(21,772)	11,217	27,245	57,853
Depreciation, depletion and amortization	45,604	7,419	4,625	8,339	65,987
Capital expenditures	100,678	31,885	1,627	12,365	146,555
Total assets	811,540	161,306	39,505	498,277	1,510,628
Goodwill	169,601	—	—	30,095	199,696

Nine months ended September 30, 2006:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$401,884	$93,100	$41,268	$128,625	$664,877
Adjusted EBITDA	78,557	(31,147)	2,485	(8,771)	41,124
Depreciation, depletion and amortization	32,147	8,779	4,769	4,486	50,181
Capital expenditures	73,472	55,617	6,960	20,597	156,646
Total assets	464,373	131,971	39,734	579,593	1,215,671
Goodwill	166,312	—	—	182,131	348,443

Revenue in the Ancillary category consists primarily of $64,147 and $113,671 relating to the Company’s brokered coal sales and $14,790 and $12,404 relating to contract highwall mining activities for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures include non-cash amounts of $13,436 and $29,294 for the nine months ended September 30, 2007 and 2006, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents net income or loss before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(1,283)	$(2,433)	$(19,585)	$(9,223)
Depreciation, depletion and amortization	23,017	16,489	65,987	50,181
Interest expense, net	14,434	6,578	26,635	12,961
Income tax benefit	(2,355)	(10,427)	(14,672)	(12,936)
Minority interest	(137)	54	(512)	141

Adjusted EBITDA	$33,676	$10,261	$57,853	$41,124

(16) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 and an aggregate principal amount of $225,000 of Convertible Senior Notes due 2012 (the “Convertible Senior Notes”) in July and August 2007 (see Note 6). In connection with the Company’s exchange of the Notes and anticipated exchange of the Convertible Notes for an equal principal amount of notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes and Convertible Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes and Convertible Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company on a consolidated basis as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. The Notes and Convertible Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions or disposals. The Notes and Convertible Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes and Convertible Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

In its previously issued Form 10-Q for the quarterly period ended September 30, 2006, the Company incorrectly presented its consolidating financial statement schedules contained in the supplementary guarantor information as of and for the three and nine months ended September 30, 2006 using the cost method of accounting for its investments in subsidiaries rather than the equity method. The presentation of the supplementary guarantor information for the three and nine months ended September 30, 2006 included herein has been restated to reflect the accounting for all investments in subsidiaries using the equity method of accounting. Net loss of the subsidiaries is therefore reflected in the parent’s investment accounts. The net income of the parent as originally reported was $5,801 and $7,888 for the three and nine months ended September 30, 2006, respectively. The restated net loss of the parent after the correction was $2,433 and $9,223 for the three and nine months ended September 30, 2006, respectively. The statement of cash flows of the parent as originally reported was restated to reflect investments in its subsidiaries of $170,618 for the nine months ended September 30, 2006. Eliminations shown in the consolidating financial statement schedules represent adjustments for the parent’s investments in subsidiaries and intercompany balances and transactions. A portion of the eliminations shown in previously issued financial statements has been reclassified into the guarantor subsidiaries column for accurate presentation under the equity method of accounting. The changes in presentation did not affect the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$207,829	$—	$—	$207,829
Cost of coal sales	—	188,075	281	—	188,356
Freight and handling costs	—	5,044	—	—	5,044
Cost of other revenues	—	7,600	—	—	7,600
Depreciation, depletion and amortization	—	23,016	1	—	23,017
Selling, general and administrative	—	9,026	—	—	9,026
Gain on sale of assets, net	—	(35,444)	—	—	(35,444)

Total costs and expenses	—	197,317	282	—	197,599
Income (loss) from operations	—	10,512	(282)	—	10,230
Interest expense, net	(8,122)	(6,320)	8	—	(14,434)
Other, net	—	429	—	—	429

Income (loss) before income taxes and minority interest	(8,122)	4,621	(274)	—	(3,775)
Income tax benefit	2,355	—	—	—	2,355
Minority interest	—	—	137	—	137
Equity in net income (loss) of subsidiaries	4,484	(137)	—	(4,347)	—

Net income (loss)	$(1,283)	$4,484	$(137)	$(4,347)	$(1,283)

Condensed Statements of Operations

For the Three months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$223,920	$2,352	$(41)	$226,231
Cost of coal sales	—	193,598	2,348	—	195,946
Freight and handling costs	—	4,964	—	—	4,964
Cost of other revenues	—	7,651	—	—	7,651
Depreciation, depletion and amortization	—	16,411	78	—	16,489
Selling, general and administrative	—	7,805	41	(41)	7,805
Gain on sale of assets, net	—	43	—	—	43

Total costs and expenses	—	230,472	2,467	(41)	232,898
Loss from operations	—	(6,552)	(115)	—	(6,667)
Interest expense, net	(4,626)	(1,953)	1	—	(6,578)
Other, net	—	439	—	—	439

Loss before income taxes and minority interest	(4,626)	(8,066)	(114)	—	(12,806)
Income tax benefit	10,427	—	—	—	10,427
Minority interest	—	—	(54)	—	(54)
Equity in net income (loss) of subsidiaries	(8,234)	(168)	—	8,402	—

Net income (loss)	$(2,433)	$(8,234)	$(168)	$8,402	$(2,433)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Nine months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$642,416	$1,808	$(31)	$644,193
Cost of coal sales	—	554,945	2,842	—	557,787
Freight and handling costs	—	14,645	—	—	14,645
Cost of other revenues	—	27,139	—	—	27,139
Depreciation, depletion and amortization	—	65,879	108	—	65,987
Selling, general and administrative	—	25,868	31	(31)	25,868
Gain on sale of assets, net	—	(37,735)	(63)	—	(37,798)

Total costs and expenses	—	650,741	2,918	(31)	653,628
Loss from operations	—	(8,325)	(1,110)	—	(9,435)
Interest expense, net	(17,400)	(9,267)	32	—	(26,635)
Other, net	—	1,301	—	—	1,301

Loss before income taxes and minority interest	(17,400)	(16,291)	(1,078)	—	(34,769)
Income tax benefit	14,672	—	—	—	14,672
Minority interest	—	—	512	—	512
Equity in net income (loss) of subsidiaries	(16,857)	(566)	—	17,423	—

Net income (loss)	$(19,585)	$(16,857)	$(566)	$17,423	$(19,585)

Condensed Statements of Operations

For the Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$657,321	$7,691	$(135)	$664,877
Cost of coal sales	—	557,769	7,651	—	565,420
Freight and handling costs	—	14,157	—	—	14,157
Cost of other revenues	—	20,520	—	—	20,520
Depreciation, depletion and amortization	—	49,943	238	—	50,181
Selling, general and administrative	—	25,769	135	(135)	25,769
Gain on sale of assets, net	—	(551)	(335)	—	(886)

Total costs and expenses	—	667,607	7,689	(135)	675,161
Loss from operations	—	(10,286)	2	—	(10,284)
Interest expense, net	(5,048)	(7,922)	9	—	(12,961)
Other, net	—	1,227	—	—	1,227

Loss before income taxes and minority interest	(5,048)	(16,981)	11	—	(22,018)
Income tax benefit	12,936	—	—	—	12,936
Minority interest	—	—	(141)	—	(141)
Equity in net income (loss) of subsidiaries	(17,111)	(130)	—	17,241	—

Net income (loss)	$(9,223)	$(17,111)	$(130)	$17,241	$(9,223)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$151,041	$915	$—	$151,956
Accounts receivable, net	—	68,539	401	(9)	68,931
Inventories, net	—	44,972	—	—	44,972
Deferred income taxes	11,633	—	—	—	11,633
Prepaid insurance	—	2,308	—	—	2,308
Income taxes receivable	6,302	—	—	—	6,302
Prepaid expenses and other	—	7,872	106	—	7,978

Total current assets	17,935	274,732	1,422	(9)	294,080
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	980,909	—	—	980,909
DEBT ISSUANCE COSTS, net	11,812	2,409	—	—	14,221
ADVANCE ROYALTIES, net	—	15,579	—	—	15,579
GOODWILL	—	199,696	—	—	199,696
OTHER NON-CURRENT ASSETS	—	6,143	—	—	6,143
INVESTMENT IN SUBSIDIARIES	1,146,952	583	—	(1,147,535)	—

Total assets	$1,176,699	$1,480,051	$1,422	$(1,147,544)	$1,510,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$585	$61,259	$180	$(9)	$62,015
Short-term debt	—	538	—	—	538
Current portion of long-term debt and capital leases	—	4,225	—	—	4,225
Current portion of reclamation and mine closure costs	—	4,388	4	—	4,392
Current portion of employee benefits	—	2,043	—	—	2,043
Accrued expenses and other	7,163	51,620	14	—	58,797

Total current liabilities	7,748	124,073	198	(9)	132,010
LONG-TERM DEBT AND CAPITAL LEASES	400,000	9,177	—	—	409,177
RECLAMATION AND MINE CLOSURE COSTS	—	94,882	57	—	94,939
LONG-TERM EMPLOYEE BENEFITS	—	52,635	—	—	52,635
DEFERRED INCOME TAXES	126,370	—	—	—	126,370
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	44,551	—	—	44,551
OTHER NON-CURRENT LIABILITIES	28	7,781	—	—	7,809

Total liabilities	534,146	333,099	255	(9)	867,491
MINORITY INTEREST	—	—	584	—	584
Total stockholders’ equity	642,553	1,146,952	583	(1,147,535)	642,553

Total liabilities and stockholders’ equity	$1,176,699	$1,480,051	$1,422	$(1,147,544)	$1,510,628

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable, net	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	5,950	—	—	—	5,950
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,225	219	—	7,444

Total current assets	19,240	145,780	3,235	(173)	168,082
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	919,987	107	—	920,094
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES, net	—	12,634	—	—	12,634
GOODWILL	—	196,757	—	—	196,757
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	960,394	1,149	—	(961,543)	—

Total assets	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$56,049	$515	$(173)	$56,391
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	41,403	198	—	50,968

Total current liabilities	9,367	125,689	793	(173)	135,676
LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	141,553	—	—	—	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	325,920	330,601	1,097	(173)	657,445
MINORITY INTEREST	—	—	1,096	—	1,096
Total stockholders’ equity	658,350	960,394	1,149	(961,543)	658,350

Total liabilities and stockholders’ equity	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Nine months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$(17,636)	$47,483	$(885)	$—	$28,962
CASH FLOWS FROM INVESTING ACTIVITIES:				—
Proceeds from the sale of assets	—	44,992	—	—	44,992
Additions to property, plant, equipment and mine development	—	(123,817)	—	—	(123,817)
Cash paid related to acquisitions and net assets acquired	—	(11,773)	—	—	(11,773)
Withdrawals of restricted cash	—	440	—	—	440
(Investment in) distributions from subsidiaries	(199,464)	113	—	199,351	—

Net cash from investing activities	(199,464)	(90,045)	—	199,351	(90,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	26,082	—	—	26,082
Repayments on short-term debt	—	(44,830)	—	—	(44,830)
Borrowings on long-term debt	—	65,000	—	—	65,000
Proceeds from convertible senior notes offering	225,000	—	—	—	225,000
Repayments on long-term debt and capital leases	—	(67,434)	(80)	—	(67,514)
Debt issuance costs	(7,900)	(1,428)	—	—	(9,328)
Contributions (distributions)	—	199,464	(113)	(199,351)	—

Net cash from financing activities	217,100	176,854	(193)	(199,351)	194,410

Net change in cash and cash equivalents	—	134,292	(1,078)	—	133,214
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$151,041	$915	$—	$151,956

Condensed Statements of Cash Flows

For the Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$492	$29,961	$(1,014)	$—	$29,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	3,172	335	—	3,507
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant, equipment and mine development	—	(127,352)	—	—	(127,352)
Cash paid related to acquisitions and net assets acquired	—	(3,670)	—	—	(3,670)
Withdrawals of restricted cash	—	173	223	—	396
(Investment in) distributions from subsidiaries	(170,618)	584	—	170,034	—

Net cash from investing activities	(170,618)	(121,680)	558	170,034	(121,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	—	(12,537)	—	—	(12,537)
Proceeds from senior notes offering	175,000	—	—	—	175,000
Borrowings on long-term debt	—	70,000	—	—	70,000
Repayments on long-term debt and capital leases	—	(111,896)	(169)	—	(112,065)
Debt issuance costs	(4,874)	(4,424)	—	—	(9,298)
Contributions (distributions)	—	170,618	(584)	(170,034)	—

Net cash from financing activities	170,126	111,761	(753)	(170,034)	111,100

Net change in cash and cash equivalents	—	20,042	(1,209)	—	18,833
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$27,091	$929	$—	$28,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in or related to coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements;

•	the impairment of the value of our goodwill;

•	the on-going effects of the Sago mine accident;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2006 Annual Report on Form 10–K/A and our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007.

RESULTS OF CONTINUING OPERATIONS

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues

The following table depicts revenues for the three months ended September 30, 2007 and 2006 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$191,088	$212,967	$(21,879)	(10)%
Freight and handling revenues	5,044	4,964	80	2%
Other revenues	11,697	8,300	3,397	41%

Total revenues	$207,829	$226,231	$(18,402)	(8)%

Tons sold	4,518	5,037	(519)	(10)%
Coal sales revenue per ton	$42.29	$42.28	$0.01	*

*	Not meaningful.

Coal sales revenues – Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues decreased $21.9 million for the three months ended September 30, 2007, or 10%, compared to the same period in 2006. This decrease was due to a 10% decrease in tons sold during the third quarter of 2007 compared to the same period in 2006 primarily due to the expiration of certain brokered coal contracts.

Freight and handling revenues – Freight and handling revenues represent dollar-for-dollar reimbursement for shipments from certain of our operations for which we initially pay the freight and handling costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $0.1 million to $5.0 million for the three months ended September 30, 2007 compared to the same period in 2006 due to increased transportation rates and fuel surcharges.

Other revenues – Other revenues increased $3.4 million for the three months ended September 30, 2007 compared to the same period in 2006. The increase was due to increased revenue of $2.5 million from our highwall mining activities and shop services performed by our subsidiary, ICG ADDCAR, as well as an increase in revenues of $2.2 million generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”). The increases were partially offset by a decrease of $0.3 million in royalty revenues, lower plant processing revenue of $0.6 million and a decrease of $0.3 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$133,621	$135,721	$(2,100)	(2)%
Northern Appalachian	29,734	31,782	(2,048)	(6)%
Illinois Basin	15,742	13,534	2,208	16%
Ancillary	11,991	31,930	(19,939)	(62)%

Total coal sales revenues	$191,088	$212,967	$(21,879)	(10)%

The following table depicts tons sold by operating segment for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,		Increase (Decrease)
	2007	2006	Tons	%
	(in thousands, except percentages and per ton data)
Central Appalachian	2,906	2,781	125	4%
Northern Appalachian	795	947	(152)	(16)%
Illinois Basin	525	542	(17)	(3	) %
Ancillary	292	767	(475)	(62)%

Total tons sold	4,518	5,037	(519)	(10)%

Coal sales revenues from our Central Appalachian segment decreased approximately $2.1 million, or 2%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This decrease was primarily attributable to a decrease of $2.82 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements. The decrease in sales realization was partially offset by an increase in tons sold of approximately 0.1 million, or 4%, over the comparable period of 2006 due to various mines, principally at our ICG Eastern location, significantly increasing or reaching full production subsequent to September 30, 2006.

For the three months ended September 30, 2007, our Northern Appalachian coal sales revenues decreased approximately $2.0 million, or 6%, as compared to the comparable period of 2006 due principally to a decrease of 0.2 million tons sold, or 16%, resulting from production cutbacks at some of our higher cost operations. The 16% decrease in tons sold was partially offset by an increase in sales realization of $3.84 per ton.

Coal sales revenues from our Illinois Basin segment increased approximately $2.2 million, or 16%, as compared to 2006 due to an increase in coal sales revenue per ton of $5.01 per ton resulting from more favorable terms on its coal supply agreements.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $19.9 million, or 62%, due to a decrease of 0.5 million tons primarily resulting from the expiration of brokered coal contracts.

Cost and expenses

The following table reflects cost of operations for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$188,356	$195,946	$(7,590)	(4)%
Freight and handling costs	5,044	4,964	80	2%
Cost of other revenues	7,600	7,651	(51)	(1)%
Depreciation, depletion and amortization	23,017	16,489	6,528	40%
Selling, general and administrative expenses	9,026	7,805	1,221	16%
Net gain on sale of assets	(35,444)	43	(35,487)	*

Total costs and expenses	$197,599	$232,898	$(35,299)	(15)%

Cost of coal sales per ton sold	$41.69	$38.90	$2.79	7%

*	Not meaningful.

Cost of coal sales – For the three months ended September 30, 2007, our total cost of coal sales decreased $7.6 million, or 4%, to $188.4 million compared to $195.9 million for the three months ended September 30, 2006. The decrease in cost of coal sales was primarily the result of a 10% decrease in sales tons as described above which was partially offset by 7% increase in cost per ton.

Mining operations that significantly increased or reached full production subsequent to the third quarter of 2006 at our East Mac and Nellie, Mt. Sterling, Guston Run and Sentinel mines increased cost of coal sales by $24.2 million. Increased costs from new mining operations were partially offset by a decrease in costs of $24.3 million resulting from the closure or cutback of production at our higher cost Flint Ridge Highwall, Blackberry Creek, New Hill and Sago mines. Cost of coal sales at existing mines, as well as from brokered coal contracts, decreased $7.5 million, primarily as a result of a 0.5 million ton decrease in coal sales.

Cost of coal sales per ton increased to $41.69 for the three months ended September 30, 2007 compared to $38.90 in the same period in 2006, an increase of $2.79. The average cost of coal sold was affected by increases in costs of both produced and purchased coal sold. Produced coal costs increased $2.57 per ton and consisted of increases of: $1.53 per ton in labor and benefit costs; $0.52 per ton in overhead expenses; $0.49 per ton in mining supplies; $0.38 per ton in royalties, wheelage and land and mineral taxes; $0.19 per ton in fuel, oil and lubricants; $0.14 per ton in blasting supplies; and $0.12 increase in blending material. The increases were partially offset by decreases of: $0.55 per ton in equipment and vehicle lease costs; $0.19 per ton in repair and maintenance costs; and $0.07 per ton in internal coal hauling costs. Purchased coal increased $3.91 per ton, which increased the average cost of coal sold by $0.22.

Cost of other revenues – For the three months ended September 30, 2007, cost of other revenues remained relatively constant for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The favorable margins provided by other revenues were primarily related to coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $6.5 million, or 40%, to $23.0 million for the three months ended September 30, 2007 compared to $16.5 million in the same period in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $3.5 million for the three months ended September 30, 2007 primarily related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Depreciation of coalbed methane well development costs and decreased amortization income on below-market coal agreements resulted in increases of $2.2 million and $0.8 million, respectively, during the three months ended September 30, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for three months ended September 30, 2007 were $9.0 million compared to $7.8 million for the same period in 2006. The increase was primarily due to increases in legal and professional fees of $0.8 million and $0.7 million in compensation expense. The increase was partially offset by a decrease of $0.2 million in computer expenses.

Net gain on sale of assets – Net gain on sale of assets increased $35.5 million for the three months ended September 30, 2007 from the comparable period in 2006, primarily due to a gain of approximately $36.8 million related to the sale of our Denmark property in the third quarter of 2007.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting net interest expense, income taxes, depreciation, depletion and amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on pages 27 and 32 of this report and in Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2007.

The following table depicts segment Adjusted EBITDA for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$7,391	$24,189	$(16,798)	(69)%
Northern Appalachian	(8,233)	(10,340)	2,107	20%
Illinois Basin	3,790	2,165	1,625	75%
Ancillary	30,728	(5,753)	36,481	634%

Total Adjusted EBITDA	$33,676	$10,261	$23,415	228%

Adjusted EBITDA from our Central Appalachian segment decreased $16.8 million, or 69%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease was primarily due to increase in tons sold and decrease in realization per ton as discussed above. Also impacting the decrease were inflated operating costs resulting from regulatory issues and short-term mine constraints. The reduced realizations and increased costs resulted in a decrease in profit margins of $5.87 per ton. Additionally, activities incidental to our coal producing activities decreased by $0.6 million in 2007 further contributing to the decrease in Adjusted EBITDA.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $2.1 million for the nine months ended September 2007 was primarily due to an increase in coal sales revenue of $3.84 per ton resulting in increased profit margins of $1.89 per ton. The increase in Adjusted EBITDA provided by coal sales was partially offset by a decrease of $0.3 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Adjusted EBITDA from our Illinois Basin segment increased $1.6 million, or 75%, during the three months ended September 30, 2007 due to profit margins of $3.08 per ton higher than during the comparable quarter of 2006. The increase in profit margins was partially offset by a 3% decrease in tons sold.

The increase in Adjusted EBITDA from our Ancillary segment of $36.5 million was primarily due to the sale of the Denmark property in September 2007, which resulted in a gain of $36.8 million. The gain was partially offset by a decrease in Adjusted EBITDA resulting from the expiration of brokered coal contracts.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,		Increase (Decrease)
Central Appalachian	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net loss	$(7,920)	$11,781	$(19,701)	(167)%
Depreciation, depletion and amortization	14,917	12,124	2,793	23%
Interest expense, net	394	284	110	39%

Adjusted EBITDA	$7,391	$24,189	$(16,798)	(69)%

	Three months ended September 30,		Increase (Decrease)
Northern Appalachian	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net loss	$(11,431)	$(12,268)	$837	7%
Depreciation, depletion and amortization	3,204	1,764	1,440	82%
Interest expense, net	131	110	21	19%
Minority interest	(137)	54	(191)	(354)%

Adjusted EBITDA	$(8,233)	$(10,340)	$2,107	20%

	Three months ended September 30,		Increase (Decrease)
Illinois Basin	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net income	$2,295	$482	$1,813	376%
Depreciation, depletion and amortization	1,436	1,652	(216)	(13)%
Interest expense, net	59	31	28	90%

Adjusted EBITDA	$3,790	$2,165	$1,625	75%

	Three months ended September 30,		Increase (Decrease)
Ancillary	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net income	$15,773	$(2,428)	$18,201	740%
Depreciation, depletion and amortization	3,460	949	2,511	265%
Interest expense, net	13,850	6,153	7,697	125%
Income tax expense (benefit)	(2,355)	(10,427)	8,072	77%

Adjusted EBITDA	$30,728	$(5,753)	$36,481	634%

	Three months ended September 30,		Increase (Decrease)
Consolidated	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net loss	$(1,283)	$(2,433)	$1,150	47%
Depreciation, depletion and amortization	23,017	16,489	6,528	40%
Interest expense, net	14,434	6,578	7,856	119%
Income tax expense (benefit)	(2,355)	(10,427)	8,072	77%
Minority interest	(137)	54	(191)	(354)

Adjusted EBITDA	$33,676	$10,261	$23,415	228%

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues

The following table depicts revenues for the nine months ended September 30, 2007 and 2006 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$592,081	$628,467	$(36,386)	(6)%
Freight and handling revenues	14,645	14,157	488	3%
Other revenues	37,467	22,253	15,214	68%

Total revenues	$644,193	$664,877	$(20,684)	(3)%

Tons sold	13,945	14,601	(656)	(4)%
Coal sales revenue per ton	$42.46	$43.04	$(0.58)	(1)%

Coal sales revenues – Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues decreased $36.4 million for the nine months ended September 30, 2007, or 6%, compared to the same period in 2006. This decrease was due to a 4% decrease in tons sold in 2007 compared to 2006 that resulted from a decrease of approximately 3.2 million tons sold related to the idling, closure or cutback of production at mines subsequent to the third quarter of 2006 and the expiration of certain brokered coal contracts, as well as geologic issues at several other mines. The decrease in coal sales revenue from decreased sales tons was further impacted by a $0.58 per ton reduction in sales realization primarily related to coal supply agreements. These decreases were partially offset by a 2.5 million ton increase in tons sold from new mines that commenced full production subsequent to the third quarter of 2006.

Freight and handling revenues – Freight and handling revenues represent dollar-for-dollar reimbursement for shipments from certain of our operations for which we initially pay the freight and handling costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $0.5 million to $14.6 million for the nine months ended September 30, 2007 compared to the same period in 2006 due to increased transportation rates and fuel surcharges.

Other revenues – Other revenues increased $15.2 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was due to $5.3 million of revenue generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX, as well as increased revenue of $3.7 million from our highwall mining activities and shop services and $7.2 million from the sale of a narrow bench highwall mining system by ICG ADDCAR. Additionally, we experienced an increase of $0.5 million in ash disposal revenue. Partially offsetting these increases were a decrease in plant processing revenue of $0.6 million and a decrease of $0.7 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$393,527	$396,740	$(3,213)	(1)%
Northern Appalachian	87,734	82,554	5,180	6%
Illinois Basin	46,727	36,557	10,170	28%
Ancillary	64,093	112,616	(48,523)	(43)%

Total coal sales revenues	$592,081	$628,467	$(36,386)	(6)%

The following table depicts tons sold by operating segment for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	Tons	%
	(in thousands, except percentages and per ton data)
Central Appalachian	8,545	8,057	488	6%
Northern Appalachian	2,422	2,492	(70)	(3)%
Illinois Basin	1,563	1,485	78	5%
Ancillary	1,415	2,567	(1,152)	(45)%

Total tons sold	13,945	14,601	(656)	(4)%

Coal sales revenues from our Central Appalachian segment decreased approximately $3.2 million, or 1%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This decrease was primarily attributable to a decrease of $3.19 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements. The decrease in sales realization was partially offset by an increase in tons sold of approximately 0.5 million, or 6%, over the comparable period of 2006 due to various mines, principally at our ICG Eastern and Raven locations, significantly increasing or reaching full production subsequent to September 30, 2006.

For the nine months ended September 30, 2007, our Northern Appalachian coal sales revenues increased approximately $5.2 million, or 6%, as compared to the comparable period of 2006 due to primarily to an increase in sales realization of $3.09 per ton. The favorable sales realizations were partially offset by a decrease of 0.1 million tons sold resulting from production cutbacks at some of our higher cost operations.

Coal sales revenues from our Illinois Basin segment increased approximately $10.2 million, or 28%, as compared to 2006 due to an increase in coal sales revenue per ton of $5.28 per ton resulting from more favorable prices on its coal supply agreements. The increase was further impacted by an increase in tons sold of 0.1 million.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $48.5 million, or 43%, due to a decrease of 1.1 million tons primarily due to the expiration of brokered coal contracts.

Cost and expenses

The following table reflects cost of operations for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$557,787	$565,420	$(7,633)	(1)%
Freight and handling costs	14,645	14,157	488	3%
Cost of other revenues	27,139	20,520	6,619	32%
Depreciation, depletion and amortization	65,987	50,181	15,806	31%
Selling, general and administrative expenses	25,868	25,769	99	*
Net gain on sale of assets	(37,798)	(886)	(36,912)	*

Total costs and expenses	$653,628	$675,161	$(21,533)	(3	) %

Cost of coal sales per ton sold	$40.00	$38.72	$1.28	3%

*	Not meaningful.

Cost of coal sales – For the nine months ended September 30, 2007, our total cost of coal sales decreased $7.6 million, or 1%, to $557.8 million compared to the nine months ended September 30, 2006. The decrease in cost of coal sales was primarily the result of a 4% decrease in sales tons as described above which was partially offset by 3% increase in cost per ton.

Mining operations that significantly increased or reached full production subsequent to September 30, 2006 at our East Mac and Nellie, Flint Ridge Deep, Raven, Mt. Sterling, Guston Run, Crown Surface, Imperial, Sentinel and Jackson Mountain mines increased cost of coal sales by $101.8 million. Increased costs from new mining operations were partially offset by a decrease in costs of $90.0 million resulting from the closure or cutback of production at our higher cost Flint Ridge Surface, Rowdy Gap, Flint Ridge Highwall, Blackberry Creek, New Hill, Sago, Crown East II, Sycamore No. 1, Sycamore No. 2 and Island mines. Cost of coal sales at existing mines, as well as from brokered coal contracts, decreased $19.4 million, primarily as a result of a 0.9 million ton decrease in coal sales.

Cost of coal sales per ton increased to $40.00 for the nine months ended September 30, 2007 compared to $38.72 in the same period in 2006, an increase of $1.28. The increase was mainly due to a $.96 per ton increase in the average cost of produced coal sold. The increase in cost per ton of produced coal was caused by increases of: $0.87 per ton in labor and benefit costs; $0.38 per ton in overhead expenses; $0.31 per ton in blending material; $0.23 per ton in mining supplies; and $0.10 per ton in internal coal hauling costs. The increases were partially offset by decreases of: $0.51 per ton in equipment and vehicle lease costs; $0.22 per ton in repair and maintenance costs; $0.10 per ton in fuel, oil and lubricants; and $0.09 per ton in blasting supplies. Purchased coal increased $2.22 per ton, resulting in an increase of $0.32 per ton in the average cost of coal sold.

Cost of other revenues – For the nine months ended September 30, 2007, cost of other revenues increased $6.6 million, or 32%, to $27.1 million compared to $20.5 million for the nine months ended September 30, 2006. Of the increase, approximately $4.7 million was due to costs related to ICG ADDCAR resulting from the sale of a narrow bench highwall mining system during the period and exploration and development of coalbed methane resulted in a $0.9 million increase, as well as increases in labor, repairs and maintenance, chemicals, lease, property tax and insurance expenses.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $15.8 million, or 31%, to $66.0 million for the nine months ended September 30, 2007 compared to $50.2 million in the same period in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $15.8 million for the nine months ended September 30, 2007 related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Additional increases in depreciation and amortization expense were due to coalbed methane well development costs of $5.3 million. The increases were partially offset by an increase in amortization income on below-market coal supply agreements of $5.3 million during the nine months ended September 30, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for the nine months ended September 30, 2007 were $25.9 million compared to $25.8 million for the same period in 2006. The decrease of $0.1 million was primarily attributable to gifts aggregating $2.0 million made in 2006 to the families of the thirteen miners involved in the Sago mine accident, partially offset by an increase of $1.2 million in professional and legal fees and a $0.5 million increase in bad debt expense.

Net gain on sale of assets – Net gain on sale of assets increased $36.9 million for the nine months ended September 30, 2007 from the comparable period in 2006, primarily due to a gain of approximately $36.8 million related to the sale of our Denmark property in the third quarter of 2007.

Adjusted EBITDA by Segment

The following table depicts segment Adjusted EBITDA for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$41,163	$78,557	$(37,394)	(48)%
Northern Appalachian	(21,772)	(31,147)	(9,375)	(30)%
Illinois Basin	11,217	2,485	8,732	351%
Ancillary	27,245	(8,771)	36,016	411%

Total Adjusted EBITDA	$57,853	$41,124	$16,729	41%

Adjusted EBITDA from our Central Appalachian segment decreased $37.4 million, or 48%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to increase in tons sold and decrease realization per ton as discussed above. Also impacting the decrease were inflated operating costs resulting from regulatory issues and short-term mine constraints. The reduced realizations and increased costs resulted in a decrease in profit margins of $5.03 per ton. Additionally, activities incidental to our coal producing activities decreased by $1.0 million in 2007 further contributing to the decrease in Adjusted EBITDA.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $9.4 million for the nine months ended September 2007 was primarily due to an increase in coal sales revenue as of $3.09 per ton and decreased costs of $1.01 per ton resulting in increased profit margins of $4.09 per ton. The increase in Adjusted EBITDA provided by coal sales was partially offset by a decrease of $0.7 million representing a negotiated cash payment to us relating to a customer’s tax credit.

Adjusted EBITDA from our Illinois Basin segment increased $8.7 million during the three months ended September 30, 2007 due to a 5% increase in tons sold at profit margins of $5.17 per ton higher than during the comparable quarter of 2006.

The increase in Adjusted EBITDA from our Ancillary segment of $36.0 million was primarily due to the sale of the Denmark property in September 2007, which resulted in a gain of $36.8 million. The gain was partially offset by a decrease in Adjusted EBITDA resulting from the expiration of brokered coal contracts.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Increase (Decrease)
Central Appalachian	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net income (loss)	$(5,460)	$45,674	$(51,134)	(112)%
Depreciation, depletion and amortization	45,604	32,147	13,457	42%
Interest expense, net	1,019	736	283	38%

Adjusted EBITDA	$41,163	$78,557	$(37,394)	(48)%

	Nine months ended September 30,		Increase (Decrease)
Northern Appalachian	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net loss	$(29,016)	$(40,404)	$11,388	28%
Depreciation, depletion and amortization	7,419	8,779	(1,360)	(15)%
Interest expense, net	337	337	—	—%
Minority interest	(512)	141	(653)	(463)%

Adjusted EBITDA	$(21,772)	$(31,147)	$9,375	30%

	Nine months ended September 30,		Increase (Decrease)
Illinois Basin	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net income (loss)	$6,421	$(2,376)	$8,797	370%
Depreciation, depletion and amortization	4,625	4,769	(144)	(3)%
Interest expense, net	171	92	79	86%

Adjusted EBITDA	$11,217	$2,485	$8,732	351%

	Nine months ended September 30,		Increase (Decrease)
Ancillary	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net income (loss)	$8,470	$(12,117)	$20,587	170%
Depreciation, depletion and amortization	8,339	4,486	3,853	86%
Interest expense, net	25,108	11,796	13,312	113%
Income tax expense (benefit)	(14,672)	(12,936)	(1,736)	(13)%

Adjusted EBITDA	$27,245	$(8,771)	$36,016	411%

	Nine months ended September 30,		Increase (Decrease)
Consolidated	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Net loss	$(19,585)	$(9,223)	$(10,362)	(112)%
Depreciation, depletion and amortization	65,987	50,181	15,806	31%
Interest expense, net	26,635	12,961	13,674	106%
Income tax expense (benefit)	(14,672)	(12,936)	(1,736)	(13)%
Minority interest	(512)	141	(653)	(463)%

Adjusted EBITDA	$57,853	$41,124	$16,729	41%

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

As of September 30, 2007, our total cash was $152.0 million and we had $33.8 million available for borrowing under our $100 million senior credit facility. However, weak performance in the first half of the year led management to believe that we would not be able to meet the financial covenants in our senior credit facility at future required certification dates, thereby restricting access to the availability under our senior credit facility. Accordingly, management proactively sought additional sources of liquidity to provide financial flexibility and to avoid constraining our capital growth program for our Beckley, Sentinel and Tygart Valley projects. On July 16, 2007, we and our subsidiaries entered into a $25.0 million bridge loan facility with a certain fund affiliated with WL Ross & Co. LLC (“WLR”). We and our subsidiaries were jointly and severally liable for the loan, which was repaid in full on July 31, 2007.

On July 31, 2007, we completed a private offering of $195.0 million aggregate principal amount of 9.00% Convertible Senior Notes due 2012 pursuant to Rule 144A under the Securities Act of 1933. We granted the initial purchaser a 30-day over-allotment option pursuant to which we issued an additional $30.0 million of convertible notes on August 28, 2007. The convertible notes are our senior unsecured obligations and are guaranteed on a senior unsecured basis by our material future and current domestic subsidiaries. The convertible notes and the related guarantees rank equal in right of payment to all of our and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually on February 1 and August 1. We received aggregate proceeds of $218.3 million, after deducting the initial purchaser’s discounts and commissions of $6.7 million. We used a portion of the net proceeds to repay in full the $25.0 million bridge loan due to WLR and the $65.0 million outstanding under our Amended Credit Facility. The remaining $128.3 million will be used to fund capital expenditures, for general corporate purposes and other expenses related to the Offering estimated to be $1.2 million. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of our common stock or, at our option, cash. The Convertible Notes are convertible (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012.

Concurrent with the closing of the offering, we amended certain covenants to allow for additional flexibility under our financial covenants which include: a maximum leverage ratio, a minimum interest coverage ratio and maximum capital expenditures and to allow for the Offering. The amendment to our senior credit facility also reduced our total senior credit facility commitments by the same amount of the gross proceeds from the offering to $100.0 million.

On September 28, 2007, we completed the sale of our Denmark reserve in Southern Illinois for $39.0 million in cash and an overriding royalty totaling $4 million on certain future production. The sale resulted in a gain of $36.8 million and provided additional cash to execute our capital expenditure program. Subsequent to the sale, we have over 385 million tons of recoverable coal reserves in the Illinois Basin that is available for future development when market conditions support such an investment.

We currently expect our total capital expenditures will be approximately $190.0 million in 2007, primarily for investments in new equipment and for mine development operations. Cash paid for capital expenditures was approximately $133.1 million for the nine months ended September 30, 2007. We have funded these capital expenditures from our internal operations, proceeds from our senior notes offering in 2006, borrowing under our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital, as well as the proceeds from the offering and from the sale of our Denmark reserve, will be sufficient to fund our anticipated capital expenditures under our current budget plan through 2008.

Approximately $90.4 million of 2007 capital expenditures were attributable to Central Appalachian operations. This amount represent investments of approximately $48.1 million in our Beckley mining complex, as well as additional investments of $7.2 million in our newly developed East Mac and Nellie, Flint Ridge Deep No. 2, Raven and Mt. Sterling mine sites. Additionally, we expended approximately $35.1 million for upgrades and maintenance at our ICG Hazard, ICG Knott County, ICG East Kentucky and ICG Eastern operations.

We spent approximately $29.6 million for development and improvements of our Northern Appalachian operations in the nine months ended September 30, 2007. Approximately $15.3 million of the amount was investments in our Sentinel and Tygart mine site and approximately $5.6 million was expended for our operations at Jackson Mountain, Imperial, and Guston Run mine sites. Additionally, we invested approximately $8.7 million for current operations at Vindex, Buckhannon, Patriot and Harrison mine sites.

Expenditures of approximately $1.6 million for our Illinois Basin operations were for ongoing operations improvements.

Approximately $11.5 million of capital expenditures in the nine months ended September 30, 2007 were within our Ancillary segment. Approximately $8.8 million was for our investment in a joint operating agreement for the purpose of exploration and development of coalbed methane. The remaining $2.7 million is attributable to upgrades maintenance at various other subsidiaries.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the nine months ended September 30, 2007, we spent $3.9 million to meet these standards and anticipate spending an additional $5.3 million for the remainder of 2007 and an additional $1.9 million in 2008.

Cash Flows

Net cash provided by operating activities was $29.0 million for the nine months ended September 30, 2007, an increase of $0.5 million from the same period in 2006. This increase is attributable to an increase in net operating assets and liabilities of $37.2 million offset by an increase in net loss of $37.7 million after adjustment for non-cash charges.

For the nine months ended September 30, 2007, net cash used in investing activities was $90.2 million compared to $121.7 million for the nine months ended September 30, 2006. For the first nine months of 2007, $132.7 million of cash was used to support existing mining operations and for development of new mining complexes compared to $127.4 million in the same period 2006. Investing activities for the first nine months of 2007 also included cash paid of $2.9 million representing contingency payments related to the Horizon acquisition as compared to $3.7 million in 2006. Additionally, we collected proceeds from asset sales of $45.0 million during the nine months ended September 30, 2007 versus $3.5 million during the comparable period of 2006.

Net cash provided by financing activities of $194.4 million for the nine months ended September 30, 2007 was primarily due to proceeds of $225.0 million from our convertible senior notes offering. Additionally, we had borrowings of $65.0 million on our credit facility and an additional $26.0 million was provided by short-term notes entered into during the period. These borrowings were offset by repayments on our short-term and long-term debt and capital leases of $44.8 million and $67.5 million, respectively. Also impacting financing activities for the nine months ended September 30, 2007 was additional finance costs of $9.3 million related to the issuance of our convertible notes and amending our credit facility.

Credit Facility and Long-term Debt Obligations

As of September 30, 2007 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

September 30, 2007
9.00% Convertible Senior notes, due 2012	$225,000
10.25% Senior notes, due 2014	175,000
Equipment notes	13,356
Capital leases	46

Total	413,402
Less–current portion	(4,225)

Long-term debt and capital leases	$409,177

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. Based upon our current operations, the historical results of our predecessors, as well as those of Anker and CoalQuest, we believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, proceeds from our convertible notes offering and from the sale of the Denmark reserve, will be adequate for at least the next 12 months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations and cash flows, but we do expect adoption to result in additional information to be included in the footnotes accompanying our consolidated financial statements.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations and cash flows.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2007 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a discussion of our critical accounting policies and estimates.

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

At September 30, 2007, we had $225.0 million aggregate principal amount of our 9.0% convertible notes outstanding. A hypothetical 1% increase in interest rates would not have a material impact on net loss. The fair value of the convertible notes was approximately $236.8 million as of September 30, 2007.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of September 30, 2007, 99% of 2007 planned production is committed for sale, leaving approximately 1% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $0.2 million for 2007.

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

Restatement of Previously Issued Financial Statements

While finalizing our quarterly results for the period ended September 30, 2007, we identified immaterial overstatements related to certain leasehold and ownership interests in land, accrued property taxes and certain other items. As a result, we filed an amendment to our Annual Report on Form 10-K/A to restate our consolidated balance sheets, consolidated statements of operations and cash flows as of and for the two years ended December 31, 2006 and 2005, and for the period May 11, 2004 (inception) to December 31, 2004 to make the required corrections. These restatements primarily relate to amounts recorded on our opening balance sheets associated with acquisitions. In addition, the March 31, 2007 and June 30, 2007 financial statements have also been restated to reflect these corrections. The impact of the identified overstatements was immaterial on the results of operations in each period affected.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, we reevaluated the effectiveness of our controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. We concluded that the control deficiencies noted above aggregate to the level of a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon their reassessed evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2007.

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

Changes in Internal Control Over Financial Reporting

Management did not make any significant changes in our internal controls over financial reporting during the third quarter of fiscal 2007 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2007, management has continued to review, revise and improve the effectiveness of our internal control over financial reporting. Management, with oversight from the Audit Committee, has been addressing the material weakness disclosed in our amended Form 10-K/A and is committed to effectively remediating this material weakness. Although we have put new control procedures in place, control weaknesses will not be considered remediated until the new controls are operational for a period of time and tested, and until management and its registered public accounting firm conclude that these controls are operating effectively.

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

On April 5, 2007 a class action lawsuit was filed in the U.S. District Court in the Southern District of West Virginia against us and certain of our officers and directors. The complaint alleges that our registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. The court ordered certain plaintiffs to serve as lead plaintiffs and lead counsel, and, as a result, the plaintiffs filed an amended complaint on August 24, 2007. We filed a Motion to Dismiss the Amended Class Action Complaint on September 28, 2007, and that motion remains pending.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at our subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Anker Coal Group, Inc. (“Anker”), and us in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. In its amended complaint, Allegheny alleges that the production stoppages constitute a breach of the contract, breach of the guarantee agreement by Anker and breach of certain representations made upon entering into the contract in early 2005. Allegheny has since voluntarily dropped its allegations regarding misrepresentations. We answered the complaint on August 13, 2007, disputing all of the remaining claims. Coal shipments to Allegheny from the Sycamore No. 2 mine were resumed by us in September 2007.

On October 24, 2007, the United States of America, on behalf of the United States Environmental Protection Agency, filed a complaint against our subsidiary Patriot Mining Company, Inc. (“Patriot”), in the United States District Court of the Northern District of West Virginia, and concurrent with that filing, the parties filed a Stipulation and Order as a compromise of the disputed claims. The complaint alleged a violation in connection with reporting a release of anhydrous ammonia at the former Squire’s Creek Mine (the “Facility”) on June 24, 2004, and reporting information relating to the storage of anhydrous ammonia at the Facility before and after the release. Patriot denied the allegations, and pursuant to the Stipulation and Order agreed to pay approximately $0.2 million as full and final settlement of all claims. At September 30, 2007, we had recorded a reserve for the amount of the settlement.

In addition, from time-to-time, we are involved in legal proceedings arising in the ordinary course of business. We believe we have recorded adequate reserves for these liabilities and there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

The following are additional risk factors that should be considered:

Increased leverage as a result of the notes offering may harm our financial condition and results of operations.

After giving effect to the issuance of the convertible notes and the amendment to our senior credit facility, our total consolidated long-term debt as of September 30, 2007 was approximately $409.2 million and represented approximately 39% of our total capitalization, excluding current indebtedness of approximately $4.7 million, as of that date. In addition, the indenture for the convertible notes does not restrict our ability to incur additional indebtedness. Our level of indebtedness could have important consequences on our future operations, including:

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes, the convertible notes and our other debt.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in our past, and may in the future, discover deficiencies in our internal controls. For example, as more fully described in Item 4 of this filing, our management concluded that as of December 31, 2006 we had control deficiencies related to certain leasehold and ownership interests in land, accrued property taxes and certain other items.

Our management determined these control deficiencies aggregate to the level of a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Although new control procedures have been implemented, control weaknesses will not be considered remediated until the new controls are operational for a period of time and tested, and until management and its registered public accounting firm conclude that these controls are operating effectively. A failure to implement and maintain effective internal control to correct the deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price.

Our ability and the ability of some of our subsidiaries to engage in some business transactions or to pursue our business strategy may be limited by the terms of our existing debt.

Our senior credit facility contains a number of financial covenants requiring us to meet financial ratios and financial condition tests. The indenture governing our outstanding senior notes and our senior credit facility also restrict our and our subsidiaries’ ability to:

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

Our ability to borrow under our senior credit facility will depend upon our ability to comply with these covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. From time to time we have amended or revised our financial covenants, and have also received waivers of covenant compliance under our senior credit facility. However, we may not continue to receive waivers from our lenders or be permitted to amend the financial covenants. Our failure to comply with these covenants and requirements could result in an event of default under the indenture governing our outstanding senior notes that, if not cured or waived, could permit acceleration our senior notes and convertible notes and permit foreclosure on any collateral granted as security under our senior credit facility. If our indebtedness is accelerated, we may not be able to repay the senior notes and convertible notes or borrow sufficient funds to refinance them. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to limitations on capital expenditures under our senior credit facility. Because of these limitations, we may not be able to pursue our business strategy to replace our equipment fleet as it ages, develop additional mines or pursue additional acquisitions without additional financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports of Form 8-K filed on July 31, 2007 and August 28, 2007 for information related to the sale of our convertible notes.

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Purchase Agreement, dated July 25, 2007, by and among ICG, the guarantors party thereto and UBS Securities LLC	(J	)

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(B	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(G	)

4.5	Form of 10.25% Note	(G	)

4.6	Indenture, dated July 31, 2007, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(J	)

4.7	Form of Senior Convertible 9.00% Note	(J	)

4.8	Registration Rights Agreement, dated July 31, 2007, by and among ICG, the guarantors party thereto and UBS Securities LLC	(J	)

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(H	)

10.2	Director Compensation Plan	(I	)

10.3	Second Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, effective as of July 31, 2007, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(J	)

31.1	Certification of the Principal Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.

(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.

(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.

(D)	Filed herewith.

(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

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