Form 10-K
period 2007-12-31
International Coal Group, Inc.
filed 2008-02-29
CIK 1320934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $5.98 per share as reported by the New York Stock Exchange, was $597,539,032. Shares of common stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 15, 2008 was 152,987,711.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders, which proxy statement will be filed on or about April 11, 2008.

INDEX TO ANNUAL REPORT

ON FORM 10-K

*	The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Party Transactions,” “Audit Matters,” and “ Executive Officers” in the registrant’s definitive proxy statement which is expected to be filed on or about April 11, 2008.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	the availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in or related to coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	the ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our coal reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•

future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements and environmental initiatives relating to global warming;

•	the impairment of the value of our goodwill and long-lived assets;

•	the ongoing effects of the Sago mine accident;

•	our liquidity, results of operations and financial condition;

•	the adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims.

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

ii

PART I

Introduction

This report is both our 2007 annual report to stockholders and our 2007 Annual Report on Form 10-K required under the federal securities laws.

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

Overview

We are a leading producer of coal in Northern and Central Appalachia with a broad range of mid to high Btu, low to medium sulfur steam and metallurgical coal. Our Appalachian mining complexes, which include 11 of our mining complexes, are located in West Virginia, Kentucky and Maryland. We also have a complementary mining complex of mid to high sulfur steam coal strategically located in the Illinois Basin. We market our coal to a diverse customer base of largely investment grade electric utilities, as well as domestic and international industrial customers. The high quality of our coal and the availability of multiple transportation options, including rail, truck and barge, throughout the Appalachian region enable us to participate in both the domestic and international coal markets. Appalachian coal markets exhibited price volatility in 2007 due to a supply-demand imbalance that has continued into 2008.

ICG, Inc. was formed by WL Ross & Co. LLC (“WLR”), and other investors in May 2004 to acquire and operate competitive coal mining facilities. As of September 30, 2004, ICG, Inc. acquired certain key assets of Horizon through a bankruptcy auction. These assets are high quality reserves strategically located in Appalachia and the Illinois Basin, are union free, have limited reclamation liabilities and are substantially free of other legacy liabilities. Due to its initial capitalization, ICG, Inc. was able to complete the acquisition without incurring a significant level of indebtedness. Consistent with the WLR investor group’s strategy to consolidate attractive coal assets, we completed a corporate reorganization (described below) and acquired Anker and CoalQuest in November 2005, which further diversified our reserves.

As of December 31, 2007, management estimates that we owned or controlled approximately 316 million tons of metallurgical quality coal reserves and approximately 649 million tons of steam coal reserves. Management’s estimates were developed considering an initial evaluation, as well as subsequent acquisitions, dispositions, depleted reserves, changes in available geological or mining data and other factors. Further, we own or control approximately 512 million tons of non-reserve coal deposits.

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

For the year ended December 31, 2007, we sold 18.3 million tons of coal, of which approximately 16.6 million tons were produced from our mining activities and approximately 1.7 million tons were purchased through brokered coal contracts (coal purchased from third parties for resale), at an average sale price of $41.70 and $45.04, respectively. Of the tons sold, 17.9 million tons were steam coal and 0.4 million tons were metallurgical coal. Our steam coal sales volume in 2007 consisted of mid to high quality, high Btu (greater than 12,000 Btu/lb.), low to medium sulfur (1.5% or less) coal, which typically sells at a premium to lower quality, lower Btu, higher sulfur steam coal. Our three largest customers for the year ended December 31, 2007 were Georgia Power Company, Duke Energy Corporation and American Electric Power and we derived approximately 43% of our coal revenues from sales to our five largest customers. Revenues from sales to Georgia Power Company accounted for more than 10% of coal revenues in 2007.

We have three reportable business segments, which are based on the coal regions in which we operate: (i) Central Appalachian, comprised of both surface and underground mines, (ii) Northern Appalachian, comprised of both surface and underground mines, and (iii) Illinois Basin, representing one underground mine. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States of America, as of and for the years ended December 31, 2007, 2006 and 2005 is included in Note 20 to our consolidated financial statements.

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

The Coal Industry

A major contributor to the world energy supply, coal represents over 25% of the world’s primary energy consumption according to the World Coal Institute. The primary use for coal is to fuel electric power generation. In 2007, coal-fired plants generated approximately 49% of the electricity produced in the United States, according to the Energy Information Administration (“EIA”), a statistical agency of the U.S. Department of Energy.

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

Coal has long been favored as an electricity generating fuel by regulated utilities because of its basic economic advantage. The largest cost component in electricity generation is fuel. According to the National Mining Association, coal is the least expensive source of power fuel per million Btu, averaging less than one-third the price of both petroleum and natural gas.

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

Coal Mining Methods

We produce coal using two mining methods: underground room-and-pillar mining using continuous mining equipment, and surface mining, which are explained as follows:

Underground mining

Underground mines in the United States are typically operated using one of two different techniques: room-and-pillar mining or longwall mining. In 2007, approximately 38% of our produced and processed coal volume came from underground mining operations using the room-and-pillar method with continuous mining equipment.

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

Surface mining

Surface mining is used when coal is found close to the surface. In 2007, approximately 62% of our produced and processed coal volume came from surface mines. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth moving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and frequently making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines using large, rubber-tired diesel loaders. Seam recovery for surface mining is typically between 80% and 90%. Productivity depends on equipment, geological composition and mining ratios.

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

Operations

As of December 31, 2007, we operated a total of 13 surface and 13 underground coal mines located in Kentucky, Maryland, West Virginia and Illinois. Approximately 62% of our production has come from surface mines, and the remaining production has come from our underground mines. These mining facilities include nine preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 26 active mines. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars, roof bolters and various ancillary equipment. Our surface mines are a combination of mountain top removal, highwall contour and cross ridge operations using truck/loader equipment fleets along with large production tractors. A dragline is employed as the prime earthmover at one of our surface mines. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We currently own most of the equipment utilized in our mining operations. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well maintained. The mobile equipment utilized at our mining operations is replaced on an on-going basis with new, more efficient units based on equipment age and mechanical condition. Each year we endeavor to replace the oldest units, thereby maintaining productivity while minimizing capital expenditures.

The following table provides summary information regarding our principal active operations as of December 31, 2007:

				Number and Type of Mines
Mining Complexes(1)	Location	Preparation Plant(s)		Under- ground	Surface	Total	Mining Method(2)	Transportation	Tons Produced in 2007
									(in thousands)
Eastern	Cowen, WV	1		0	1	1	MTR, DL, TSL	Rail	3,268.0
Hazard	Hazard, KY	0		0	6	6	HW, MTR, TSL	Rail, Truck	3,869.0
Flint Ridge	Hazard, KY	1		2	0	2	CTR, TSL, R&P, HW	Rail, Truck	1,306.4
Knott County	Kite, KY	1		4	0	4	R&P	Rail	1,039.7
Raven	Raven, KY	1		2	0	2	R&P	Rail	608.1
East Kentucky	Pike Co., KY	0		0	1	1	MTR, TSL	Rail	1,001.9
Beckley	Eccles, WV	1		1	0	1	R&P	Rail	39.7
Vindex Energy Corporation(3)	Garrett Co., MD	1		0	3	3	CRM, CTR	Truck, Rail	853.7
Patriot Mining Company	Monongalia Co., WV	0		0	2	2	CTR, TSL	Barge, Rail, Truck	885.1
Wolf Run Mining Buckhannon Division	Upshur Co., WV	1		1	0	1	R&P	Rail, Truck	636.0
Sentinel	Barbour Co., WV	1	(4)	1	0	1	R&P	Rail	681.8
Sycamore Group(5)	Harrison Co., WV	0		1	0	1	R&P	Truck	82.9	(6)
Illinois	Williamsville, IL	1		1	0	1	R&P	Truck	2,085.5

(1)	Does not include Juliana, an inactive mining complex.
(2)	CRM = Cross Ridge Mining; CTR = Contour Mining; R&P = Room-and-pillar; LW = Longwall; MTR = Mountain Top Removal; DL = Dragline; HW = Highwall; TSL = Truck and Shovel/Loader.
(3)	Includes Vindex Division of Wolf Run Mining Company.
(4)	A portion of the complex currently utilizes one circuit.
(5)	Represents Wolf Run Mining Company’s (f/k/a Anker West Virginia Mining Company, Inc.) 50% share in The Sycamore Group LLC.
(6)	The Sycamore #1 mine was depleted and reclaimed in 2007.

The following table provides the last three years annual production for each of our mining complexes and the average prices received for our coal:

	2007			2006			2005
Mining Complexes(1)	Tons Produced		Sales Realizations(2)	Tons Produced		Sales Realizations(2)	Tons Produced	Sales Realizations(2)
Eastern	3,268,000		$42.15	3,048,800		$43.92	2,766,365	$42.75
Hazard	3,868,959		$45.04	3,709,924		$50.05	3,432,153	$44.49
Flint Ridge	1,306,428		$45.49	1,718,300		$50.81	906,207	$46.17
Knott County	1,039,714		$46.41	1,268,617		$51.51	1,277,438	$46.74
Raven(3)	608,068		$48.30	246,570		$48.52	—	$—
East Kentucky	1,001,911		$51.42	1,255,522		$53.28	1,441,236	$52.15
Beckley(4)	39,748		$72.82	—		$—	—	$—
Vindex Energy Corporation(5)*	853,695		$36.83	1,062,925		$36.62	649,623	$45.00
Patriot Mining Company*	885,108		$25.12	888,265	(6)	$23.52	700,762	$24.26
Wolf Run Mining Buckhannon Division*	636,002		$41.94	820,688		$42.46	801,435	$37.05
Sentinel*	681,814		$47.22	58,403		$41.25	122,343	$51.62
Sycamore Group*	82,904	(7)	$30.14	347,241		$29.13	452,349	$27.48
Illinois	2,085,495		$29.84	2,084,193		$24.68	2,325,370	$23.23

	16,357,846			16,509,448			14,875,281

*	Operated by Anker through November 18, 2005 and by us since November 19, 2005.
(1)	Does not include Juliana, an inactive mining complex.
(2)	Excludes freight and handling revenue.
(3)	Raven began production in 2006 and was formerly included in Knott County.
(4)	Beckley began production in 2007.
(5)	Includes Vindex Division of Wolf Run Mining Company.
(6)	Does not include Patriot’s waste fuel.
(7)	The Sycamore #1 mine was depleted and reclaimed in 2007.

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

Our mines in Central Appalachia produced 11.1 million tons of coal in 2007 and our mines in Northern Appalachia produced 3.2 million tons of coal in 2007. The coal produced in 2007 from our Northern and Central Appalachian mining operations was, on average, 12,204 Btu/lb., 1.3% sulfur and 12.7% ash by content. Shipments bound for electric utilities accounted for approximately 93% of the coal shipped by these mines in 2007 compared to 95% of shipments in 2006. Within each mining complex, mines have been developed at strategic locations in proximity to our preparation plants and rail shipping facilities. The mines located in Central Appalachia ship the majority of their coal by the Norfolk Southern and CSX rail lines, although production may also be delivered by truck or barge, depending on the customer.

As of December 31, 2007, these mines had 1,772 employees.

Eastern

Eastern operates the Birch River surface mine, located 60 miles east of Charleston, near Cowen in Webster County, West Virginia. Birch River started operations in 1990 under Shell Mining Company, was purchased by Zeigler Coal Holding Company (“Zeigler”) in 1992, and was subsequently acquired by Horizon’s predecessor, AEI Resources, Inc., from Zeigler in 1998.

Birch River is extracting coal from five distinct coalbeds: (i) Freeport; (ii) Upper Kittanning; (iii) Middle Kittanning; (iv) Upper Clarion; and (v) Lower Clarion. We estimate that Birch River controls 8.2 million tons of coal reserves. Additional potential reserves have been identified in the immediate vicinity of the Birch River mine and exploration activities are currently being conducted in order to add those potential reserves to the reserve base.

Approximately 61.2% of the coal reserves are leased, while approximately 38.8% are owned in fee. Most of the leased reserves are held by four lessors. The leases are retained by annual minimum payments and by tonnage-based royalty payments. All leases can be renewed until all mineable and merchantable coal has been exhausted.

Overburden is removed by a dragline, excavator, front-end loaders, end dumps and bulldozers. Approximately one-third of the total coal sales are run-of-mine, while the other two-thirds are washed at Birch River’s preparation plant. Coal is transported by conveyor belt from the preparation plant to Birch River’s rail loadout, which is served by CSX via the A&O Railroad, a short-line carrier that is partially owned by CSX.

Hazard

Hazard currently operates six surface mines, a unit train loadout (Kentucky River Loading) and other support facilities in eastern Kentucky, near Hazard. The coal reserves and operations were acquired in late-1997 and 1998 by AEI Resources.

Hazard’s six surface mines include: (i) East Mac & Nellie; (ii) Vicco; (iii) Rowdy Gap; (iv) County Line; (v) Thunder Ridge; and (vi) Middle Fork. The coal from these mines is being extracted from the Hazard 10, Hazard 9, Hazard 8, Hazard 7 and Hazard 5A seams. Nearly all of the coal is marketed as a blend of run-of-mine product with the remainder being washed. Overburden is removed by front-end loaders, end dumps, bulldozers and blast casting. Coal is transported by on-highway trucks from the mines to the Kentucky River Loading rail loadout, which is served by CSX. Some coal is direct shipped to the customer by truck from the mine pits.

We estimate that Hazard controls 49.9 million tons of coal reserves, plus 5.5 million tons of coal that is classified as non-reserve coal deposits. Most of the property has been adequately explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Approximately 56.9% of Hazard’s reserves are leased. Most of the leased reserves are held by seven lessors. In several cases, Hazard has multiple leases with each lessor. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most leases can be renewed until all mineable and merchantable coal has been exhausted.

Flint Ridge

Flint Ridge is currently operating two underground mines and one preparation plant. Operations at the surface mine and highwall miner, which had been in operation since late 2005, were idled during the second quarter of 2007. We expect to reopen these operations once economic conditions become more favorable.

Flint Ridge’s two underground mines are room-and-pillar operations, utilizing continuous miners and both battery powered ram cars and shuttle cars. All of the run-of-mine coal is processed at the Flint Ridge preparation plant, which is an existing preparation plant structure that was extensively upgraded in early 2005. Since July 2005, it has been processing coal from Hazard and Flint Ridge mining complexes.

The majority of the processed coal is trucked to the Kentucky River Loading rail loadout. Some processed coal is trucked directly to the customer from the preparation facility.

We estimate that Flint Ridge controls 29.6 million tons of coal reserves, plus 3.3 million tons of non-reserve coal deposits. Approximately 99.1% of Flint Ridge’s reserves are leased, while 0.9% are owned in fee. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most leases can be renewed until all mineable and merchantable coal has been exhausted.

Knott County

Knott County operates three underground mines, the Supreme Energy preparation plant and rail loadout and other facilities necessary to support the mining operations in eastern Kentucky, near Kite. Knott County was acquired by AEI Resources from Zeigler in 1998 with reserves acquired through a lease from Penn Virginia.

Knott County is producing coal from the Hazard 4 and Elkhorn 3 coalbeds. Two mines are operating in the Hazard 4 coalbed: Calvary and Clean Energy. The Classic mine is operating in the Elkhorn 3 coalbed. Three additional properties are in the process of being permitted for underground mine development. We estimate this property contains 7.0 million tons of coal reserves. A significant portion of the property has been explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Approximately 62.1% of Knott County’s reserves are owned in fee, while approximately 37.9% are leased. The leases are retained by annual minimum payments and by tonnage-based royalty payments. The leases can be renewed until all mineable and merchantable coal has been exhausted.

Knott County’s three underground mines are room-and-pillar operations, utilizing continuous miners and shuttle cars. Nearly all of the run-of-mine coal is processed at the Supreme Energy preparation plant; some of the Hazard 4 run-of-mine coal is blended with the washed coal. All of Knott County’s coal is transported by rail from loadouts served by CSX.

Raven

Raven operates two underground mines and the Raven preparation plant. Raven’s two underground mines are producing coal from the Elkhorn 2 coalbed. We estimate this property contains 10.7 million tons of coal reserves. Most of the property has been extensively explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Raven’s reserves are 100% leased from one lessor. The leases are retained by annual minimum payments and by tonnage-based royalty payments. The leases can be renewed until all mineable and merchantable coal has been exhausted.

Raven’s two underground mines are room-and-pillar operations, utilizing continuous miners and battery powered ram cars. The coal is processed at the Raven preparation plant. Operations at the Raven preparation plant began in 2006 in conjunction with Loadout, LLC, an affiliate of Penn Virginia Resources Partners, L.P. Nearly all of Raven’s coal is transported by rail via CSX.

East Kentucky

East Kentucky is a surface mining operation located in Martin and Pike Counties, Kentucky, near the Tug Fork River. East Kentucky currently operates the Mt. Sterling surface mine and the Sandlick Loadout. East Kentucky was acquired by AEI Resources in the second quarter of 1999.

Mt. Sterling is an area surface mine that produces coal from five separate coalbeds: (i) Taylor; (ii) Coalburg; (iii) Winifrede; (iv) Buffalo; and (v) Stockton. All of the coal is sold run-of-mine.

We estimate that the Mt. Sterling mine controls 4.5 million tons of coal reserves, of which 79.1% are owned. No additional exploration is required. Overburden at the Mt. Sterling mine is removed by front-end loaders, end dumps, bulldozers and blast casting. Coal from the pits is transported by truck to the Sandlick Loadout.

Although Mount Sterling is mined by East Kentucky, the property is held by ICG Natural Resources. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most leases can be renewed until all mineable and merchantable coal has been exhausted.

Beckley

The Beckley Pocahontas Mine was placed into production in the fall of 2007. It is located in Central Appalachia in Raleigh County, West Virginia. The Beckley Pocahontas mine accesses a 32.4 million-ton deep reserve of high quality low-volatile metallurgical coal in the Pocahontas No. 3 seam. The southwest portion of the reserve underlies part of the closed BayBeck mine in the Beckley seam. Most of the 16,800 acre Beckley reserve is leased from three land companies: Western Pocahontas Properties, Crab Orchard Coal Company and Beaver Coal Company.

Construction of the slope portal and a new preparation plant was completed in late 2007. Underground production is by means of the room-and-pillar method with continuous miners and shuttle cars. We are marketing the coal produced from the Beckley reserve to domestic steel producers and for export.

Vindex Energy Corporation

Vindex Energy Corporation operates three surface mines, the Carlos mine, the Island mine and the Jackson Mountain mine, all located in Garrett and Allegany Counties, Maryland. The reserves at Vindex are leased from multiple landowners under leases that expire at varying times and are renewable with annual holding costs. Vindex Energy is a cross-ridge mining operation extracting coal from the Upper Freeport, Bakerstown, Middle Kittanning, Upper Kittanning, Pittsburgh and Redstone seams. All surface mines operated by Vindex Energy are truck-and-shovel/loader mining operations and are conducted with relatively new equipment. Exploration and development is conducted on a continual basis ahead of mining. In 2007, Vindex added the Cabin Run property to its reserve base. The total reserves for the assigned surface operations at Vindex amount to approximately 8.2 million tons.

Most of the surface mine production is shipped directly to the customer as run-of-mine product. Any coal that must be washed is processed at our preparation plant located near Mount Storm, West Virginia, where the product is shipped to the customer by either truck or rail using a recently acquired rail loading facility.

Patriot Mining Company

Patriot Mining Company consists of two active surface mines: Crown No. 4 and Guston Run, both located near Morgantown in Monongalia County, West Virginia. The New Hill surface mine was depleted in the third quarter of 2007. The majority of the coal and surface is leased under renewable contracts with small annual minimum holding costs. Patriot’s mines are extracting coal from the Waynesburg seam using contour mining methods with dozers, loaders and trucks. As mining progresses, reserves are being acquired and permitted for future operations. The coal is shipped to the customer by rail, truck or barge using our barge loading facility.

We estimate that Patriot Mining Company currently controls approximately 4.0 million tons of coal reserves, of which 10.1% are owned.

Buckhannon Division

Wolf Run Mining Company’s Buckhannon Division currently consists of two active underground mines: the Imperial mine located in Upshur County, West Virginia, near the town of Buckhannon, and the Sycamore No. 2 mine located in Harrison County, West Virginia, approximately ten miles west of Clarksburg. Nearly all of the reserves in the Buckhannon Division are owned by us. The Buckhannon Division also owns the Sago mine, which was idled in March 2007. The Sago mine could be reopened if economic conditions were to become favorable.

The Imperial mine extracts coal from the Middle Kittanning seam. All of the coal extracted from the Imperial mine is processed through the nearby Sawmill Run preparation plant where coal is then primarily shipped by CSX rail with origination by the A&O Railroad, a short-line operator, although some coal is trucked to local industrial customers. The reserves at the Buckhannon Division have characteristics that make it marketable to both steam and export metallurgical coal customers.

The Sycamore No. 2 mine began producing coal from the Pittsburgh seam by the room-and-pillar mining method with continuous miners and shuttle cars in the fourth quarter of 2005. The reserve is primarily leased from one major landowner with an annual minimum holding cost and an automatic renewal based on an annual minimum production of 250,000 tons. Unexpected adverse mining conditions forced the idling of the Sycamore No. 2 mine during the third quarter of 2006; however, an independent contractor resumed production at the mine in September 2007. The coal produced from the Sycamore No. 2 mine is sold on a raw basis and shipped to Allegheny Power Service Corporation’s Harrison Power Station by truck.

Sentinel

Wolf Run Mining Company’s Sentinel mine was acquired by Anker in 1990 and has been operating ever since. Historically, coal was extracted from the Upper and Lower Kittanning seams; however, the mine was idled in the second quarter of 2006 to extend the slope and shafts to the underlying Clarion seam. Developmental mining in the Clarion seam began in November 2006 and the current operation now includes three continuous miner sections using the room-and-pillar mining method. Clarion coalbed reserves at the Sentinel mine amount to approximately 16.3 million tons, of which approximately 11.8% is owned and 88.2% is leased.

Coal is fed directly from the mine to our preparation plant and loadout facility served by the CSX railroad with origination by the A&O Railroad, as short-line operator. The product can be shipped to steam or metallurgical markets.

Sycamore Group

Sycamore Group consists of The Sycamore Group LLC and the Harrison Division. The Sycamore Group LLC is a joint venture between ICG and Emily Gibson Coal Company. The joint venture, through an independent contract miner, operated one underground mine, the Sycamore No. 1 mine (a/k/a the Fairfax No. 3 mine), in Harrison County, West Virginia, approximately ten miles west of Clarksburg, where coal has been extracted from the Pittsburgh seam by room-and-pillar mining method with continuous miners and shuttle cars for coal extraction. This reserve was depleted and the mine closed during the first quarter of 2007.

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

The West Virginia Department of Environmental Protection issued a permit on June 5, 2007 for the Tygart No. 1 underground longwall mine and preparation plant complex located on the Hillman Property. On appeal, the WV Surface Mining Board remanded the permit for additional modifications. The modified permit application has been resubmitted and is awaiting reissuance from WVDEP. We do not expect significant delay in the reissuance of the permit.

Construction of a bridge to access the site began in mid-2007 and was allowed to continue during the suspension of the mining permit. Major construction is expected to commence in mid-2008 and to continue throughout the year. Developmental production is projected to start in mid-2009. At full production, we expect Tygart No. 1 to produce 3.5 million tons annually of high quality coal that is well suited to both the utility market and the high volatile metallurgical market.

Upshur Property

The Upshur Property, located in Northern Appalachia, contains approximately 93.0 million tons of non-reserve coal deposits owned or controlled by us in the Middle and Lower Kittanning seams. The non-reserve coal deposits are surface mineable at a ratio of slightly greater than 2 to 1. Due to unique geologic characteristics and coal quality constraints, Upshur is a potentially attractive location for an on-site power plant. Some preliminary research, including air quality monitoring, has been completed as part of conceptual planning for the future construction of a circulating fluidized bed power plant at Upshur.

Big Creek Property

Our Big Creek reserve, located in Central Appalachia, covers 10,000 acres of leased coal lands located north of the town of Richlands in Tazewell County, Virginia. Total recoverable reserves are 27.5 million tons in the Jawbone, Greasy Creek and War Creek seams. The Big Creek reserve is all leased from Southern Regional Industrial Realty. The War Creek mine, which is permitted as a room-and-pillar mining operation, is expected to be developed in the future as market conditions warrant. We receive an overriding royalty on coalbed methane production from this property.

Juliana Complex

Mining on the Juliana property, located in Central Appalachia, in Webster County, West Virginia, began in 1979 and ceased in December 1999. Contour and mountaintop removal surface mining methods were utilized to produce coal from the Kittanning and Upper Freeport seams. In addition, a substantial amount of deep-mined coal was produced from the Middle Kittanning seam.

Currently at Juliana, there are two Kittanning deep mine permits and one surface mine permit in place. Permitted deep and surface non-reserve coal deposits are 1.2 million tons and 1.9 million tons, respectively. The ratio for the surface reserve is 17.3 to 1 (bank cubic yards per clean ton).

Jennie Creek Property

The Jennie Creek reserve, located in Mingo County, West Virginia, is a 44.9 million ton reserve of surface and deep mineable steam coal. This property contains 14.7 million tons of surface mineable, low sulfur coal reserves. A deep reserve in the high Btu, mid-sulfur Alma seam constitutes the largest block of coal at 30.2 million tons. Permitting is now in progress for a surface mine on this Central Appalachian property. Development of the entire Jennie Creek reserve had been subject to the resolution of certain disputes with lessors arising out of the Horizon bankruptcy proceedings. We resolved our litigation with the lessors of the Jennie Creek coal reserves in 2007. During 2007, an extensive core drilling project was completed on the property and its results are being used to update the mining permits. The coal will be produced by contouring, highwall mining and area mining.

Illinois Basin Mining Operations

Below is a map showing the location and access to our coal operations in the Illinois Basin:

Illinois operates one large underground coal mine, the Viper mine, in central Illinois. Viper commenced mining operations in 1982 as a union free operation for Shell Oil Company. Viper was acquired by Ziegler in 1992 and subsequently acquired by AEI Resources in 1998.

The Viper mine is mining the Illinois No. 5 Seam, also referred to as the Springfield Seam. We estimate that Viper controls approximately 32.9 million tons of coal reserves, plus an additional 38.5 million tons of non-reserve coal deposits.

Approximately 70.5% of the coal reserves are leased, while 29.5% is owned in fee. The leases are retained by annual minimum payments and by tonnage-based royalty payments. The leases can be renewed until all mineable and merchantable coal has been exhausted.

The Viper mine is a room-and-pillar operation, utilizing continuous miners and battery coal haulers. Management believes that Illinois is one of the lowest cost and highest productivity mines in the Illinois Basin. All of the raw coal is processed at Viper’s preparation plant. The clean coal is transported to utility and industrial customers located in North Central Illinois by on-highway trucks operated by independent trucking companies. A major rail line is located a short distance from the plant, giving Viper the option of constructing a rail loadout. Shipments to electric utilities account for approximately 56% of coal sales.

The underground equipment, infrastructure and preparation plant are well maintained. Underground equipment is routinely replaced or rebuilt depending on the age and mechanical condition of the equipment. Illinois plans to develop a new portal facility that will allow it to eliminate the need to operate over five miles of underground beltlines and to maintain the extensive previously mined area.

Other Operations

Coal sales

In addition to the coal we mine, from time to time we also opportunistically secure coal purchase agreements with other coal producers to take advantage of differences in market prices.

ADDCAR Systems

In our highwall mining business, we have six systems available for operations or lease using our patented ADDCAR highwall mining system and intend to build additional ADDCAR systems as required. ADDCAR (TM) is the registered trademark of ICG. The ADDCAR highwall mining system is an innovative and efficient mining system often deployed at reserves that cannot be economically mined by other methods.

A typical ADDCAR highwall mining system consists of a launch vehicle, continuous miner, conveyor cars, a stacker conveyor, electric generator, water tanker for cooling and dust suppression and a wheel loader with forklift attachment.

A five person crew operates the entire ADDCAR highwall mining system with control of the continuous miner being performed remotely by one person from the climate-controlled cab located at the rear of the launch vehicle. Our system utilizes a navigational package to provide horizontal guidance, which helps to control rib width and thus roof stability. In addition, the system provides vertical guidance for avoiding or limiting out of seam dilutions. The ADDCAR highwall mining system is equipped with high-quality video monitors to provide the operator with visual displays of the mining process from inside each entry being mined.

The mining cycle begins by aligning the ADDCAR highwall mining system onto the desired heading and starting the entry. As the remotely controlled continuous miner penetrates the coal seam, ADDCAR conveyor cars are added behind it, forming a continuous cascading conveyor train. This continues until the entry is at the planned full depth of up to 1,200 to 1,500 feet. After retraction, the launch vehicle is moved to the next entry, leaving a support pillar of coal between entries. This process recovers as much as 65% of the reserves while keeping all personnel outside the coal seam in a safe working environment. A wide range of seam heights can be mined with high production in seams as low as 3.5 feet and as high as 15 feet in a single pass. If the seam height is greater than 15 feet, then multi lifts can be mined to create an unlimited entry height. The navigational features on the ADDCAR highwall mining system allow for multi-lift mining while ensuring that the designed pillar width is maintained.

During the mining cycle, in addition to the tractive effort provided by the crawler drive of the continuous miner, the ADDCAR highwall mining system bolsters the cutting capability of the machine through an additional pumping force provided by hydraulic cylinders which transmit thrust to the back of the miner through blocks mounted on the side of the conveyor cars. This additional energy allows the continuous miner to achieve maximum cutting and loading rates as it moves forward into the seam. The first ADDCAR narrow bench mining system was placed in operation in 2007.

We currently have the exclusive North American distribution rights for the ADDCAR highwall mining system.

Coalbed methane

CoalQuest has entered into a lease and joint operating agreement pursuant to which it leases coalbed methane, which is pipeline quality gas that resides in coal seams, and participates in certain coalbed methane wells, from its properties in Barbour, Harrison and Taylor counties in West Virginia. The first production well owned in part by CoalQuest began commercial operations in June 2006 and ten additional wells partially owned by CoalQuest were brought online by the end of 2007. Our coalbed methane lessee developed other wells in which CoalQuest is not a partial owner. In the eastern United States, conventional natural gas fields are typically located in various sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, the coal seams from which we recover coalbed methane are typically less than 1,000 feet deep and are usually better defined than deeper formations. We believe that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations. We believe this project is part of the first application of proprietary horizontal drilling technology for coalbed methane in northern West Virginia coalfields. We have not filed reserve estimates with any federal agency.

We receive an overriding royalty on coalbed methane production from the Crab Orchard Coal Company and Beaver Coal Company coal reserves leased by ICG Beckley in Raleigh County, West Virginia and from the leased Big Creek coal reserves in Tazewell County, Virginia. We also lease coalbed methane from certain of our properties in Kentucky and will receive rents and royalties on future production.

Customers and Coal Contracts

Customers

Our primary customers are investment grade electric utility companies primarily in the eastern half of the United States. The majority of our customers purchase coal for terms of one year or longer, but we also supply coal on a spot basis for some of our customers. Our three largest customers for the year ended December 31, 2007 were Georgia Power Company, Duke Energy Corporation and American Electric Power and we derived approximately 43% of our coal revenues from sales to our five largest customers. Revenues from sales to Georgia Power Company accounted for more than 10% of coal revenues in 2007.

Long-term coal supply agreements

As is customary in the coal industry, we enter into long-term supply contracts (exceeding one year in duration) with many of our customers when market conditions are appropriate. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales price. For the year ended December 31, 2007, approximately 69% of our revenues were derived from long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market. We have also entered into certain brokered transactions to purchase certain amounts of coal to meet our sales commitments. These purchase coal contracts expire between 2008 and 2010 are expected to provide us a minimum of approximately 2.0 million tons of coal through the remaining lives of the contracts.

We have certain contracts which are set below current market rates because Anker entered into these contracts before the rise in the coal prices in 2006. As the net costs associated with producing coal have increased due to higher energy, transportation and steel prices, the price adjustment mechanisms within several of our long-term contracts do not reflect current market prices. This has resulted in certain counterparties to these contracts benefiting from below-market prices for our coal.

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

Some of our long-term contracts provide for a pre-determined adjustment to the stipulated base price at times specified in the agreement or at other periodic intervals to account for changes due to inflation or deflation in prevailing market prices.

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

In 2007, approximately 97% of our coal (both produced and purchased) from our Central Appalachian operations was delivered to our customers by rail generally on either the Norfolk Southern or CSX rail lines, with the remaining 3% delivered by truck. For our Illinois Basin operations, all of our coal was delivered by truck to customers, generally within an 80 mile radius of our Illinois mine.

We believe we enjoy good relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation and distribution employees.

Suppliers

In 2007, we spent more than $279.8 million to procure goods and services in support of our business activities, excluding capital expenditures. Principal commodities include maintenance and repair parts and services, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. Our outside suppliers perform a significant portion of our equipment rebuilds and repairs both on and off-site, as well as construction and reclamation activities.

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

Competition

The coal industry is intensely competitive. Our main competitors are Massey Energy Company, Arch Coal, Consol Energy, Alpha Natural Resources, Foundation Coal Holdings, James River Coal Company, Patriot Coal Corporation and various other smaller, independent producers. The most important factors on which we compete are coal price at the mine, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we are able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which accounted for approximately 92% of domestic coal consumption in 2006. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of coal, changes in international supply and demand, alternative fuels such as natural gas, oil and nuclear and alternative energy sources, such as hydroelectric power.

Employees

As of December 31, 2007, we had 2,266 employees of which 23% were salaried and 77% were hourly. We believe our relationship with our employees is good. Our entire workforce is union free.

Reclamation

Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it typically requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee performance of reclamation in an amount determined under state law. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2007, the Company had $57.5 million in letters of credit supporting its surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted in support of the bond is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by that particular insurer. Bonds are released in phases as reclamation is completed in a particular area.

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

We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry and at our operations.

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

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice and opportunity for public comment on a proposed permit is required before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and typically take 12 to 18 months, or even longer, to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has rights to comment on, and otherwise engage in, the permitting process, including through intervention in the courts.

Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to 1977. On December 7, 2006, the Abandoned Mine Land Program was extended for 15 years.

SMCRA stipulates compliance with many other major environmental statutes, including: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

Surety Bonds

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis.

Surety bond costs have increased in recent years while the market terms of such bonds have generally become more unfavorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2007, the Company had $70.0 million in letters of credit supporting its surety bonds.

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

Clean Air Mercury Rule

On March 15, 2005, the EPA issued the Clean Air Mercury Rule to control mercury emissions from power plants. The rule sets a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide. This approach, which allows emissions trading, seeks to reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap, which takes effect in 2018. In February 2008, the U.S. Court of Appeals for the District of Columbia ruled that the Clean Air Mercury Rule violates the Clean Air Act. It also ruled that the EPA erred in delisting coal- and oil-fired electricity utility steam generating units as sources of hazardous air pollutants. The Court order subjects these sources to future regulation by the development of mercury emissions standards or, as some parties contend, case-by-case emission control based on the application of the maximum achievable control technology.

Other proposals for controlling mercury emissions from coal-fired power plants have been made, such as establishing state or regional emission standards. If these proposals were enacted, the mercury content and variability of our coal would become a factor in future sales. In addition, seven Northeastern states have prepared and submitted to the EPA a Northeast Regional Mercury Total Maximum Daily Load to reduce mercury in waterbodies by reducing air deposition of mercury primarily from coal-fired power plants in the Midwest.

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

Clean Water Act

The federal Clean Water Act (“CWA”) and corresponding state laws affect coal mining operations by imposing restrictions on the discharge of certain pollutants into water and on dredging and filling wetlands and jurisdictional waters. The CWA establishes in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water.

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

Judge Robert C. Chambers of the U.S. District Court for the Southern District of West Virginia ruled in March 2007 in a lawsuit filed by several citizen groups against the ACOE that the ACOE failed to adequately assess the impacts of surface mining on headwaters and approved mitigation that did not appropriately compensate for stream losses. Judge Chambers in June 2007 found that sediment ponds situated within a stream channel violated the prohibition against using the waters of the U.S. for waste treatment and further decided that using the reach of stream between a valley fill and the sediment pond to transport sediment-laden runoff is prohibited by the Clean Water Act. The ACOE along with several intervenors appealed Judge Chambers’ decisions to the Fourth Circuit Court of Appeals, which has scheduled oral arguments for May 2008. If the decisions are upheld, substantial changes will be required in designing, permitting, and conducting coal mining operations in steep terrain.

On December 6, 2007, the Sierra Club and Kentucky Waterways Alliance sued the ACOE in the U.S. District Court for the Western District of Kentucky alleging that the Corps Louisville District wrongfully issued a Section 404 authorization to ICG Hazard’s Thunder Ridge surface mine in Perry County, Kentucky. The plaintiffs, who are represented by the same counsel as the plaintiffs in the Chambers lawsuit, make essentially the same claims but add the charge that the ACOE violated the National Environmental Policy Act requirement that stream impacts first must be avoided or in the alternative minimized. On December 26, 2007, the ACOE suspended the Section 404 permit to allow it to review and supplement as needed the administrative record on which the permit decision is based. We are cooperating with the ACOE in defending the ACOE’s decision to issue the permit. Our Thunder Ridge surface mine continues to operate on previously permitted areas and, in accordance with an agreement reached among the parties, on certain portions of the newly permitted area.

On October 23, 2003, several citizens groups sued the ACOE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the ACOE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. Although the lower court enjoined the issuance of authorizations under Nationwide Permit 21, that decision was overturned by the Fourth Circuit Court of Appeals, which concluded that the ACOE complied with the Clean Water Act in promulgating Nationwide Permit 21. Although this case has been dormant since the appeals court decision, the judge asked the parties to brief the court regarding the effects of the Chambers’ decision on the Nationwide Permit 21 program.

A lawsuit making similar claims regarding the Nationwide Permit 21 filed in the United States Court for the Eastern District of Kentucky by a number of environmental groups is still pending. This suit also seeks, among other things, an injunction preventing the ACOE from authorizing pursuant to Nationwide Permit 21 “further discharges of mining rock, dirt or coal refuse into valley fills or surface impoundments” associated with certain specific mining permits, including permits issued to some of our mines in Kentucky. Granting of such relief would interfere with the further operation of these mines.

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

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. All of the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. The federal Mine Improvement and New Emergency Response (MINER) Act of 2006 was signed into law on June 15, 2006 and implementation of the specific requirements of the MINER Act is currently underway. The Mine Safety and Health Administration (MSHA) issued an emergency temporary standard addressing sealing of abandoned areas in underground mines on May 22, 2007 and on September 6, 2007, MSHA published a proposed rule that would implement Section 4 of the MINER Act by addressing composition and certification of mine rescue teams and improving their availability and training. While mine safety and health regulation has a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation. However, pending legislation in various states could result in differing operating costs in different states and, therefore, our competitors operating in states with less stringent new legislation may not be subject to the same degree of regulation.

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for underground coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. In 2007, we recorded $11.6 million of expense related to this excise tax.

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

Climate Change

Global climate change has a potentially far-reaching impact upon our business. Concerns over measurements, estimates and projections of global climate change, particularly global warming, have resulted in widespread calls for the reduction, by regulation and voluntary measures, of the emission greenhouse gases, which include carbon dioxide and methane. These measures could impact the market for our coal and coal bed methane, increase our own energy costs, and affect the value of our coal reserves. The United States has not ratified the Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which would require our nation to reduce greenhouse gas emissions to 93% of 1990 levels by 2012. The United States is participating in international discussions which are underway to develop a treaty to require additional reductions in greenhouse gas emissions after 2012. The United States has yet to adopt a federal program for controlling greenhouse gas emissions. However, Congress is considering a variety of legislative proposals which would restrict and/or tax the emission of carbon dioxide from the combustion of coal and other fuels and which would mandate or encourage the generation of electricity by new facilities that do not use coal. Even without new legislation, the emission of greenhouse gases may be restricted by future regulation, as the U.S. Supreme Court held in 2007 that the Environmental Protection Agency has authority under the Clean Air Act to regulate these gases. Federal regulation of the emission of carbon dioxide from coal-fired electric generating stations could adversely affect the demand for coal.

While advocating for comprehensive federal legislation, many states have adopted measures, sometimes as part of a regional collaboration, to reduce green house gases generated within their own jurisdiction. These measures include emission regulations, mandates for utilities to generate a portion of its electricity without using coal, and incentives or goals for generating electricity using renewable resources. Some municipalities have also adopted similar measures. Even in the absence of mandatory requirements, some entities are electing to purchase electricity generated by renewable resources for a variety of reasons, including participation in programs calling for voluntary reductions in greenhouse gas emissions.

In addition to impacting our markets, regulations enacted due to climate change concerns could affect our operations by increasing our costs. Our energy costs could increase, and we may have to incur higher costs to control emissions of carbon dioxide, methane or other pollutants from our operations.

Coal Industry Retiree Health Benefit Act of 1992

Unlike many companies in the coal business, we do not have significant liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”), which requires the payment of substantial sums to provide lifetime health benefits to union-represented miners (and their dependents) who retired before 1992, because liabilities under the Coal Act that had been imposed on our predecessor or acquired companies were retained by the sellers and, if applicable, their parent companies in the applicable acquisition agreements, except for Anker. We should not be liable for these liabilities retained by the sellers unless they and, if applicable, their parent companies fail to satisfy their obligations with respect to Coal Act claims and retained liabilities covered by the acquisition agreements. Upon the consummation of the business combination with Anker, we assumed Anker’s Coal Act liabilities, which were estimated to be $1.5 million at December 31, 2007.

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

Emergency Planning and Community Right to Know Act

Some of our subsidiary operations utilize materials and/or store substances that require certain reporting to local and state authorities under the federal Emergency Planning and Community Right to Know Act. If required reporting is missed it can result in the assessment of fines and penalties. We do not believe that any potential fines or penalties that could potentially arise under the federal Emergency Planning and Community Right to Know Act would materially or adversely affect our ability to mine coal.

Other Regulated Substances

Some of our subsidiary operations utilize certain substances, such as ammonia or caustic soda, for managing water quality in discharges from their mine sites. These materials are considered hazardous and require safeguards in handling and use and, if present in sufficient quantities, create emergency planning and response requirements. The storage of petroleum products in certain quantities can also trigger reporting, planning and response requirements. Our subsidiaries are required to maintain careful control over the storage and use of these substances. The subsidiaries attempt to minimize the amount of materials stored at their operations that give rise to such concerns and to maximize the use of less hazardous materials whenever feasible. If quantities are sufficient, utilization of CCBs for reclamation can trigger certain reporting requirements for constituent trace elements contained in CCBs.

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

Bituminous coal. A middle rank coal (between sub-bituminous and anthracite) formed by additional pressure and heat on lignite. The most common type of coal with moisture content less than 20% by weight and heating value of 10,000 to 14,000 Btus per pound. It is dense and black and often has well-defined bands of bright and dull material. It may be referred to as soft coal.

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

Reclamation. The process of restoring land and environmental values to a mining site after the coal is extracted. Reclamation operations are usually underway where the resources have already been taken from a mine, even as production operations are taking place elsewhere at the site. This process commonly includes recontouring or reshaping the land to its approximate original appearance, restoring topsoil and planting native grasses, trees and ground covers. Mining reclamation is closely regulated by both state and federal law.

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

Underground mine. Also known as a deep mine. Usually located several hundred feet below the earth’s surface, an underground mine’s resource is removed mechanically and transferred by conveyor to the surface. Most common in the coal industry, underground mines primarily are located east of the Mississippi River and account for approximately one-third of total annual U.S. coal production.

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

•	mining and processing equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains and flooding;

•	increased water entering mining areas and increased or accidental mine water discharges;

•	increased or unexpected reclamation costs;

•	interruptions due to transportation delays;

•	the unavailability of required equipment of the type and size needed to meet production expectations; and

•	unexpected mine safety accidents, including fires and explosions.

These conditions and events may increase our cost of mining and delay or halt production at particular mines either permanently or for varying lengths of time.

Reduced coal consumption by North American electric power generators could result in lower prices for our coal, which could reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for nearly all of our coal sales volume in 2007 and the majority of our sales of steam coal in 2007 were to electric power generators. Domestic electric power generation accounted for approximately 92% of all U.S. coal consumption in 2006, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations.

Although we expect that many new power plants will be built to produce electricity during peak periods of demand, we also expect that many of these new power plants will be fired by natural gas because gas-fired plants are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel. Gas-fired generation from existing and newly constructed gas-fired facilities has the potential to displace coal-fired generation, particularly from older, less efficient coal-powered generators. In addition, the increasingly stringent requirements of the Clean Air Act and the potential regulation of greenhouse gas emissions may result in more electric power generators shifting from coal to natural gas-fired plants or alternative energy sources. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

The capability and profitability of our operations may be adversely affected by the status of our long-term coal supply agreements and changes in purchasing patterns in the coal industry.

We sell a significant portion of our coal under long-term coal supply agreements, which we define as contracts with a term greater than 12 months. For the year ended December 31, 2007, approximately 69% of our revenues were derived from coal sales that were made under long-term coal supply agreements. As of that date, we had 40 long-term sales agreements with a volume-weighted average term of approximately 4.6 years. The prices for coal shipped under these agreements are typically fixed for at least the initial year of the contract, subject to certain adjustments in later years, and thus may be below the current market price for similar type coal at any given time, depending on the timeframe of contract execution or initiation. As a consequence of the substantial volume of our sales that are subject to these long-term agreements, we have less coal available with which to capitalize on higher coal prices, if and when they arise. In addition, in some cases, our ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes allowable under some contracts. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide not to extend or enter into new long-term contracts or, in the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms.

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

Our three largest customers for the year ended December 31, 2007 were Georgia Power Company, Duke Energy Corporation and American Electric Power and we derived approximately 43% of our coal revenues from sales to our five largest customers. At December 31, 2007, we had coal supply agreements with these customers that expire at various times from 2008 to 2011. We typically discuss extension of existing agreements or entering into long-term agreements with our customers, however these negotiations may not be successful and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

Our coal mining operations use significant amounts of steel, rubber, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room-and-pillar method of mining described previously. Scrap steel prices have risen significantly and, historically, the prices of scrap steel and petroleum have fluctuated. We have been adversely impacted by margin compressions due to cost increases for various commodities and services such as diesel fuel, explosives (ANFO) and coal trucking, influenced by the price variability of crude oil and natural gas. There may be other acts of nature, terrorist attacks or threats or other conditions that could also increase the costs of raw materials. If the price of steel, rubber, petroleum products or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our profitability. Additionally, shortages in raw materials used in the manufacturing of supplies and mining equipment could limit our ability to obtain such items which could have an adverse effect on our ability to carry out our business plan.

The accident at the Sago mine could negatively impact our business.

On January 2, 2006, an explosion occurred at our Sago mine in West Virginia. The explosion tragically resulted in the deaths of twelve miners and the critical injury of another miner. As a result of the accident, the federal and state investigations and related matters, and civil litigation arising out of the accident, our business may be negatively impacted by various factors including the diversion of management’s attention from our day-to-day business, further negative media attention, any negative perceptions about our safety record affecting our ability to attract skilled labor, the impact of litigation commenced against us, any increased premiums for insurance and any claims that may be asserted against us that are not covered, in whole or in part, by our insurance policies.

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

If the value of our goodwill or long-lived assets becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

The Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires companies to cease amortizing goodwill and begin testing for impairment of goodwill at least annually (absent any impairment indicators). Impairment of goodwill is measured as the excess of the carrying value of the goodwill over its fair value. Fair value is estimated using present value techniques, such as discounted cash flows, or a weighting of income and market approaches. Any impairment losses under SFAS No. 142 are recorded as operating expenses. We performed an impairment test of the assets acquired from Horizon as of October 31, 2007. The results of the 2007 annual impairment tests of the goodwill for the Hazard, Eastern, East Kentucky and Knott County business units indicated that their estimated fair values were less than the carrying amounts of the respective business unit assets, including goodwill, and, therefore, were impaired. As a result, we recorded a $170.4 million non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The impairment test of our ADDCAR business unit indicated that the estimated fair value of its goodwill exceeded the carrying amount of its assets, including goodwill, and resulted in no impairment charge.

The FASB also requires, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is measured and recognized if the estimated fair value is less than the carrying amount of the asset. Any impairments are recorded as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. Our long-lived assets were assessed and were determined not to be impaired as of December 31, 2007.

If, in the future, the estimated fair value of the goodwill were to decline or our long-lived assets are determined to be impaired, it would be necessary to record an additional non-cash impairment charge, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards or maintain our deferred tax assets.

As a result of our acquisition of Anker and of historical financial results, we have recorded deferred tax assets. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized. We evaluate our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards each period and, in compliance with SFAS No. 109, “Accounting for Income Taxes,” record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.

Failure to obtain or renew surety bonds in a timely manner and on acceptable terms could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs. Certain business transactions, such as coal leases and other obligations, may also require bonding. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral or other less favorable terms upon those renewals. The ability of surety bond issuers and holders to demand additional collateral or other less favorable terms has increased as the number of companies willing to issue these bonds has decreased over time. Our failure to maintain, or our inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including, without limitation:

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

At December 31, 2007, we had $70.0 million of letters of credit in place, of which $57.5 million serves as collateral for reclamation surety bonds and $12.5 million secures miscellaneous obligations. Our amended and restated credit facility provides for a revolving credit facility of $100.0 million, of which up to $80.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our amended and restated credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations.

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

During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. According to the EIA, in 1995, the top ten coal producers accounted for approximately 50% of total domestic coal production. By 2006, however, the top ten coal producers’ share had increased to approximately 64% of total domestic coal production. Consequently, many of our competitors in the domestic coal industry are major coal producers who have significantly greater financial resources than us. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and profitability.

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

If the coal industry experiences overcapacity in the future, our profitability could be impaired.

During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in production capacity in excess of market demand throughout the industry. Similarly, increases in future coal prices could encourage the development of expanded capacity by new or existing coal producers.

We are subject to various legal proceedings, which may have a material adverse effect on our business.

We are parties to a number of legal proceedings incidental to normal business activities, including several complaints related to the accident at our Sago mine, a breach of contract complaint by on of our customers related to the idling of our Sycamore No. 2 mine, and class action lawsuits that allege that the registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. Some actions brought against us from time to time may have merit. There is always the potential that an individual matter or the aggregation of many matters could have an adverse effect on our financial condition, results of operations or cash flows. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K.

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

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•	limitations on land use;

•	employee health and safety;

•	mandated benefits for retired coal miners;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	air quality standards;

•	water pollution;

•	construction and permitting of valley fills required for mining operations;

•	protection of human health, plantlife and wildlife;

•	the discharge of materials into the environment;

•	surface subsidence from underground mining; and

•	the effects of mining on groundwater quality and availability.

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

Mining in the mountainous terrain of Appalachia typically requires the use of valley fills for the disposal of excess spoil (rock and soil material) generated by construction and mining activities. In our surface mining operations, we use mountaintop removal mining wherever feasible because it allows us to recover more tons of coal per acre and facilitates the permitting of larger projects, which allows mining to continue over a longer period of time than would be the case using other mining methods. Mountaintop removal mining, along with other methods of surface mining, depends on valley fills to dispose of mining spoil material. Construction of roads, underground mine portal sites, coal processing and handling facilities and coal refuse embankments or impoundments also require the development of valley fills. We obtain permits to construct and operate valley fills and surface impoundments from the Army Corps of Engineers, or ACOE, under the auspices of Section 404 of the federal Clean Water Act. Lawsuits challenging the ACOE’s authority to authorize surface mining activities under Nationwide Permit 21 or under more comprehensive individual permits have been instituted by environmental groups. The Fourth Circuit Court of Appeals recently rejected one such suit that was originally filed in West Virginia, concluding that the ACOE complied with the Clean Water Act in promulgating Nationwide Permit 21. A similar lawsuit filed in federal court in Kentucky is still pending. However, in a recent decision in a federal district court in West Virginia, the court ruled that the ACOE had inappropriately approved certain Section 404 permits issued to Massey Energy Company and rescinded those permits. An appeal of the court’s decision has been filed in the Fourth Circuit Court of Appeals and a decision is expected in mid to late 2008. In the interim, the ACOE Huntington District has altered the permit process to address the court’s decision and has resumed issuing Section 404 permits in the southern district of West Virginia. The Company currently has three subsidiaries in that jurisdiction of West Virginia that will require Section 404 permits within the next two years. A similar challenge to the ACOE Section 404 permit process was launched by environmental groups in Kentucky in December 2007 when a lawsuit was filed in federal court against the ACOE alleging that it wrongfully issued a Section 404 authorization for the expansion of ICG Hazard’s Thunder Ridge surface mine. That permit was suspended on December 26, 2007 to allow the ACOE to review the documentation on which the permit decision was based. All court proceedings are on hold in this case while the ACOE considers its decision. The ACOE’s Louisville District is not expected to issue Section 404 permits for coal mining activities in Kentucky until the court rules in this case. The Company currently has two subsidiaries in that jurisdiction of Kentucky that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal.

New government regulations as a result of recent mining accidents, including at our Sago mine, are increasing our costs.

Both the federal and state governments impose stringent health and safety standards on the mining industry. Regulations are comprehensive and affect nearly every aspect of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. As a result of recent mining accidents, including at our Sago mine, additional federal and state health and safety regulations have been adopted that have increased operating costs and affect our mining operations. State and federal legislation has been adopted that, among other things, requires additional oxygen supplies, communication and tracking devices, refuge chambers, stronger seal construction and monitoring standards and mine rescue teams. The legislation also raised the maximum civil penalty for certain violations of federal mine safety regulations to $220,000 from $60,000. We also announced our intention to pursue new technology for worker safety, which will require us to incur additional expenses. We expect that new regulations or stricter enforcement of existing regulations will increase our costs related to worker health and safety. Additionally, we could be subject to civil penalties and other penalties if we violate mining regulations.

Mining in Northern and Central Appalachia is more complex and involves more regulatory constraints than mining in the other areas, which could affect productivity and cost structures of these areas.

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

MSHA or other federal or state regulatory agencies may order certain of our mines to be temporarily or permanently closed, which could adversely affect or ability to meet our customers’ demands.

MSHA or other federal or state regulatory agencies may order certain of our mines to be temporarily or permanently closed. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we may have to purchase coal from third-party sources to satisfy those challenges, incur capital expenditures to re-open the mines, and negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery, terminate customers’ contracts or face claims initiated by our customers against us. The resolution of these challenges could have an adverse impact on our financial position, results of operations or cash flows.

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

Various new and proposed laws and regulations may require further reductions in emissions from coal-fired utilities. For example, under the Clean Air Interstate Rule issued in March 2005, the U.S. Environmental Protection Agency, or EPA, has further regulated sulfur dioxide and nitrogen oxides from coal-fired power plants. Among other things, in affected states, the rule mandates reductions in sulfur dioxide emissions by approximately 45% below 2003 levels by 2010, and by approximately 57% below 2003 levels by 2015. The stringency of this cap may require many coal-fired sources to install additional pollution control equipment, such as wet scrubbers. Installation of additional pollution control equipment required by this proposed rule could result in a decrease in the demand for low sulfur coal (because sulfur would be removed by the new equipment), potentially driving down prices for low sulfur coal. In March 2006, the EPA denied petitions to reconsider the Clean Air Interstate Rule and promulgated federal implementation plans for this rule, which are subject to judicial challenge. In February 2008, the U.S. Court of Appeals for the District of Columbia ruled that the EPA’s 2005 Clean Air Mercury Rule violates the Clean Air Act and gave the agency two years to develop mercury emissions standards. Some states, including Georgia and North Carolina, are adopting or proposing to adopt more stringent restrictions on mercury emissions than those contained in the Clean Air Mercury Rule. These and other future standards could have the effect of making the operation of coal-fired plants less profitable, thereby decreasing demand for coal. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.

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

New and pending laws regulating the environmental effects of emissions of greenhouse gases could impose significant additional costs to doing business for the coal industry and/or a shift in consumption to non-fossil fuels.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, state and local attention. Although the United States did not join the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, future regulation of greenhouse gas could occur either pursuant to future U.S. treaty obligations or pursuant to statutory or regulatory changes under the Clean Air Act. Increased efforts to control greenhouse gas emissions, including the future joining of the Kyoto Protocol, could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel. If the United States were to ratify the Kyoto Protocol, the United States would be required to reduce greenhouse gas emissions to 93% of 1990 levels in a series of phased reductions from 2008 to 2012.

At the Group of Eight meeting in June 2007, President Bush announced a long-term strategy on climate change. The proposed strategy calls for consensus on long-term goals for reducing the greenhouse gases by a set amount by about 2050. These meetings could help result in post-Kyoto regulation, and could lead to United States inclusion in the global regulation of greenhouse emissions. Coal-fired power plants can generate large amounts of carbon emissions, and, as a result, have become subject to challenge by environmental groups seeking to curb the environmental effects of emissions of greenhouse gases. Various legislation has recently been introduced in Congress which reflects a wide variety of strategies for reducing greenhouse gas emissions in the United States. These strategies include mandating decreases in carbon dioxide emissions from coal-fired power plants, instituting a carbon tax on emissions of carbon dioxide, banning the construction of new coal-fired power plants that are not equipped with technology to capture and sequester carbon dioxide, encouraging the growth of renewable energy sources (such as wind or solar power) or nuclear for electricity production, financing the development of advanced coal burning plants which have greatly reduced carbon dioxide emissions. Other states are considering initiatives, and California has enacted policies, banning the purchase of power generated by the burning of coal. In addition, a number of states in the United States have taken steps to regulate greenhouse gas emissions. For example, seven northeastern states (New York, Vermont, New Hampshire, Maine, Connecticut, Delaware and New Jersey) entered into the Regional Greenhouse Gas Initiative (“RGGI”) agreement in December 2005 to reduce carbon dioxide emissions from power plants, and in August 2006 finalized a model rule to help implement the agreement; and Maryland, Massachusetts and Rhode Island subsequently agreed to join RGGI, and Pennsylvania remains an observer state. In addition, in Massachusetts v. Environmental Protection Agency, a U.S. Supreme Court decision in April 2007, the U.S. Supreme Court ruled in favor of twelve states and several cities of the United States against the EPA, and held that carbon dioxide and other greenhouse gases can qualify as pollutants under the Clean Air Act. As a result, the EPA may issue regulations related to greenhouse gas emissions.

Passage of additional state or federal laws or regulations regarding greenhouse gas emissions or other actions to limit carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by electric generators. Such laws and regulations could, for example, include mandating decreases in carbon dioxide emissions from coal-fired power plants, imposing taxes on carbon emissions, requiring certain technology to capture and sequester carbon dioxide from new coal-fired power plants, and encouraging the production of non-coal-fired power plants. If measures such as these or other similar measures are ultimately imposed by federal or state governments or pursuant to international treaty on the coal industry, our operating costs may be materially and adversely affected. Similarly, alternative fuels (non fossil-fuels) could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.

Risks Relating To Our Common Stock

Our leverage may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2007 was approximately $408.1 million and represented approximately 44% of our total capitalization, excluding current indebtedness of approximately $4.2 million, as of that date.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding senior and convertible notes and our other outstanding debt;

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

If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. In addition to the principal repayments on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

Our ability to pay principal and interest on and to refinance our debt depends upon the operating performance of our subsidiaries, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. In particular, economic conditions could cause the price of coal to fall, our revenue to decline, and hamper our ability to repay our indebtedness, including our outstanding senior and convertible notes.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness including anticipated interest on the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, on terms acceptable to us or at all.

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

Our ability to borrow under our senior credit facility will depend upon our ability to comply with these covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. From time to time, we have amended or revised our financial covenants, and have also received waivers of covenant compliance under our senior credit facility. However, we may not continue to receive waivers from our lenders or be permitted to amend the financial covenants. Our failure to comply with these covenants and requirements could result in an event of default under the indenture governing our outstanding senior notes that, if not cured or waived, could permit acceleration of our outstanding convertible and senior notes and permit foreclosure on any collateral granted as security under our senior credit facility. If our indebtedness is accelerated, we may not be able to repay the notes or borrow sufficient funds to refinance the notes. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

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

There may be, in the future, potentially new or different accounting pronouncements or regulatory rulings, which could impact the way we are required to account for our securities, and which may have an adverse impact on our future financial condition and results of operations. With respect to our convertible notes, we are required under accounting principles generally accepted in the United States of America, or GAAP, as presently in effect to include in outstanding shares for purposes of computing diluted earnings per share only a number of shares underlying the notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the notes. This is because of the “net share settlement” feature of the notes, under which we are required to pay the principal amount of the notes in cash. The accounting method for net share settled convertible securities is currently under consideration by the Financial Accounting Standards Board (the “FASB”). Under consideration is a proposed method of accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The outcome of this process could result in our being required to recognize additional interest expense, increase the number of shares we count as outstanding for purposes of measuring earnings per share, or a combination of both, which would in turn reduce our earnings per share.

The conditional conversion feature of the notes could result in your receiving less than the value of the common stock into which a note would otherwise be convertible.

At certain times, the notes are convertible into cash and, if applicable, shares of our common stock only if specified conditions are met. If these conditions are not met, you will not be able to convert your notes at that time, and, upon a later conversion, you may not be able to receive the value of the common stock into which the convertible notes would otherwise have been convertible had such conditions been met.

Our money market fund is vulnerable to market-specific risks that could adversely affect our financial position, future earnings or cash flows.

We currently have a portion of our assets invested in a money market fund. This investment is subject to investment market risk and our income from this investment could be adversely affected by a decline in value. In the case of money market accounts and other fixed income investment products, which invest in high-quality short-term money market instruments, as well as other fixed income securities, the value of the assets may decline as a result of changes in interest rates, an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations. A significant decrease in the net asset value of the securities underlying the money market fund could cause a material decline in our net income and cash flows.

Provisions of our debt could discourage an acquisition of us by a third party.

Certain provisions of our debt, could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of both series of notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the notes, all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to issue additional shares of our common stock upon conversion of such notes in the event of certain fundamental changes.

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

There may be circumstances in which the interests of our major stockholders could be in conflict with the interests of a stockholder or noteholder.

As of December 31, 2007, funds sponsored by WLR own approximately 16% of our common stock. Circumstances may occur in which WLR or other major investors may have an interest in pursuing acquisitions, divestitures or other transactions, including among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in us or another company in which they invest. These transactions might invoke risks to our other holders of common stock or adversely affect us or other investors.

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

As of December 31, 2007, we had 152,992,109 shares of common stock outstanding. The number of shares of common stock available for resale in the public market is limited in certain circumstances by restrictions under federal securities. All of the shares sold in our public offering, as well as all of the shares issued by us in the corporate reorganization, are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for any shares held by our affiliates, as defined in Rule 144 of the Securities Act. Additional shares of common stock underlying options granted or to be granted will become available for sale in the public market. We have also filed a registration statement on Form S-8 that registered 8,525,302 shares of common stock covering shares of restricted stock granted to our executives and the shares of common stock to be issued pursuant to the exercise of options we have granted or will grant under our employee stock option plan and a certain employment agreement. Our stock price could drop significantly if the holders of these restricted shares sell them or the market perceives they intend to sell them. These sales may also make it more difficult for us to sell securities in the future at a time and at a price we deem appropriate.

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

We estimate that there are approximately 277 million tons of coal reserves that can be developed by our existing operations, which will allow us to maintain current production levels for an extended period of time. ICG Natural Resources and CoalQuest own and lease all of our reserves that are not currently assigned to or associated with one of our mining operations. These reserves contain approximately 688 million tons of mid to high Btu, low and high sulfur coal located in Kentucky, West Virginia, Maryland, Illinois and Virginia. Our multi-region base and flexible product line allows us to adjust to changing market conditions and sustain high sales volume by supplying a wide range of customers.

Our total coal reserves could support current production levels for more than 58 years. The following table provides the location of our mining operations and the type of coal produced at those operations as of January 1, 2008:

Mining Operations	Assigned or Unassigned(1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Proven and Probable Reserves(2) (in million tons)	Owned Proven and Probable Reserves (in million tons)	Leased Proven and Probable Reserves (in million tons)	Steam Proven and Probable Reserves (in million tons)	Metallurgical(3)(4) Proven and Probable Reserves (in million tons)
Northern Appalachia
Vindex Energy Corp.	Assigned	O	MD	S	8.21	0.00	8.21	8.21	0.00
	Unassigned	D	MD	S/UG	43.56	0.47	43.09	25.15	18.41

Total Vindex Energy Corp.					51.77	0.47	51.30	33.36	18.41
Patriot Mining Co.	Assigned	O	WV	S	4.00	0.40	3.60	4.00	0.00
	Unassigned	D	WV	S	0.00	0.00	0.00	0.00	0.00

Total Patriot Mining Co.					4.00	0.40	3.60	4.00	0.00
Wolf Run Mining Buckhannon Division	Assigned	O	WV	UG	16.55	15.92	0.63	0.00	16.55
	Unassigned	D	WV	UG	30.55	28.82	1.73	0.00	30.55

Total Wolf Run Mining Buckhannon Division					47.10	44.74	2.36	0.00	47.10
Sentinel	Assigned	O	WV	UG	48.30	30.41	17.89	16.33	31.97
	Unassigned	D	WV	UG	4.94	4.94	0.00	0.00	4.94

Total Sentinel					53.24	35.35	17.89	16.33	36.91
Sycamore Group	Assigned	O	WV	UG	15.15	0.21	14.94	15.15	0.00
CoalQuest Development LLC	Unassigned	D	WV	UG	186.09	186.09	0.00	32.71	153.38
	(Hillman)

Northern Appalachia Total					357.35	267.26	90.09	101.55	255.80
Central Appalachia
Eastern	Assigned	O	WV	S	8.18	3.17	5.01	8.18	0.00
	Unassigned	D	WV	S	6.71	0.00	6.71	6.71	0.00

Total Eastern					14.89	3.17	11.72	14.89	0.00
Hazard	Assigned	O	KY	S	47.91	21.49	26.42	47.91	0.00
	Unassigned	D	KY	S/UG	2.04	0.00	2.04	2.04	0.00

Total Hazard					49.95	21.49	28.46	49.95	0.00
Flint Ridge	Assigned	O	KY	S/UG	29.60	0.27	29.33	29.60	0.00
Knott County	Assigned	O	KY	UG	14.36	3.42	10.94	14.36	0.00
	Unassigned				3.30	0.90	2.40	3.30	0.00

Total Knott County					17.66	4.32	13.34	17.66	0.00
East Kentucky	Assigned	O	KY	S	4.55	3.60	0.95	4.55	0.00
ICG Natural Resources	Assigned	D	WV	S	14.71	0.00	14.71	14.71	0.00
	Unassigned	D	WV	UG	30.19	2.20	27.99	30.19	0.00
	(Jennie Creek)

Total ICG Natural Resources					44.90	2.20	42.70	44.90	0.00
Beckley(3)	Assigned	D	WV	UG	32.42	1.28	31.14	0.00	32.42
White Wolf Energy, Inc. (3)	Unassigned	D	V	UG	27.50	0.00	27.50	0.00	27.50
	(Big Creek)

Central Appalachia Total					221.47	36.33	185.14	161.55	59.92
Other
Illinois	Assigned	O	IL	UG	32.86	9.69	23.17	32.86	0.00
	(Viper)
ICG Natural Resources	Unassigned	D	IL	UG	352.88	352.88	0.00	352.88	0.00

Total Other					385.74	362.57	23.17	385.74	0.00

Total Proven and Probable Reserves					964.56	666.16	298.40	648.84	315.72

(1)	The proven and probable reserves indicated for each mine are “Assigned.” Unassigned proven and probable reserves for each mining complex are shown separately. “Assigned reserves” means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned reserves” represent coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property. The primary reason for this distinction is to inform investors, which coal reserves will require substantial capital investments before production can begin.
(2)	The proven and probable reserves are reported as recoverable reserves, which is that part of a coal deposit which could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield.
(3)	Beckley and White Wolf Energy meet historical metallurgical coal quality specifications.
(4)	Currently, we report selling coal with ash and sulfur contents as high as 10% and 1.5%, respectively into the current metallurgical market from Vindex Energy, Buckhannon and Sentinel. Similarly, we believe all production from Vindex Division and portions of Hillman could be sold on this metallurgical market when production begins.

The following table provides the “quality” (average moisture, ash, sulfur and Btu content, sulfur content and ash content per pound) of our coal reserves as of January 1, 2008:

		As Received Quality					Total Reserves
Mining Operations	Assigned or Unassigned(1)	% Moisture	% Ash	% Sulfur	Btu/lb.	Lbs. SO(2)/ million Btu’s	<1.2 lbs. SO(2) Compliance	>1.2 lbs SO(2) Non-Compliance
Northern Appalachia
Vindex Energy Corp.	Assigned	4.68	19.25	1.78	11,703	3.04	0.00	8.21
	Unassigned	6.00	13.56	1.76	12,568	2.80	3.63	39.93

Total Vindex Energy Corp.		5.79	14.46	1.76	12,431	2.83	3.63	48.14
Patriot Mining Co.	Assigned	6.00	15.91	2.31	11,752	3.93	0.00	4.00
Wolf Run Mining Buckhannon Division	Assigned	6.00	8.95	1.30	13,050	1.99	0.00	16.55
	Unassigned	6.00	8.92	0.99	13,069	1.52	0.00	30.55

Total Wolf Run Mining Buckhannon Division		6.00	8.93	1.10	13,062	1.68	0.00	47.10
Sentinel	Assigned	6.00	8.39	1.48	13,183	2.25	0.00	48.30
	Unassigned	6.00	8.04	1.44	13,353	2.15	0.00	4.94

Total Sentinel		6.00	8.36	1.48	13,199	2.24	0.00	53.24
Sycamore Group	Assigned	6.00	7.21	3.05	13,097	4.66	0.00	15.15
CoalQuest Development LLC	Unassigned	6.00	9.25	1.15	13,145	1.76	0.00	186.09
	(Hillman)

Northern Appalachia Total							3.63	353.72
Central Appalachia
Eastern	Assigned	6.00	14.42	1.24	11,964	2.07	0.00	8.18
	Unassigned	6.00	14.42	1.24	11,964	2.07	0.00	6.71

Total Eastern		6.00	14.42	1.24	11,964	2.07	0.00	14.89
Hazard	Assigned	6.00	12.86	1.39	12,038	2.31	0.00	47.91
	Unassigned	6.00	7.00	0.73	12,832	1.14	2.04	0.00

Total Hazard		6.00	12.62	1.36	12,070	2.26	2.04	47.91
Flint Ridge	Assigned	6.00	8.15	1.39	12,768	2.17	0.00	29.60
Knott County	Assigned	6.03	8.00	1.31	12,820	2.04	0.18	14.18
	Unassigned	6.00	7.08	1.82	13,037	2.80	0.00	3.30

Total Knott County		6.03	7.83	1.41	12,860	2.19	0.18	17.48
East Kentucky	Assigned	6.00	9.18	0.83	12,430	1.33	0.00	4.55
ICG Natural Resources	Assigned	7.00	9.65	0.75	12,281	1.22	9.59	5.12
	Unassigned	7.00	4.92	1.27	13,254	1.92	0.00	30.19

	(Jennie Creek)

Total ICG Natural Resources		7.00	6.47	1.10	12,935	1.70	9.59	35.31
Beckley (2)	Assigned	6.00	4.87	0.70	13,913	1.01	32.42	0.00
	(Beckley )
White Wolf Energy, Inc. (2)	Unassigned	6.00	4.00	0.65	14,073	0.92	27.50	0.00
	(Big Creek )

Central Appalachia Total							71.73	149.74
Other
Illinois	Assigned (Viper)	16.00	8.80	2.86	10,692	5.35	0.00	32.86
ICG Natural Resources	Unassigned	12.53	9.32	2.93	10,986	5.33	0.00	352.88

Total Other							0.00	385.74

Total Proven and Probable Reserves							75.36	889.20

(1)	The proven and probable reserves indicated for each mine are “Assigned.” Unassigned proven and probable reserves for each mining complex are shown separately. “Assigned reserves” means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned reserves” represent coal which has not been committed, and which would require new mine shafts, mining equipment, or plant facilities before operations could begin in the property. The primary reason for this distinction is to inform investors which coal reserves will require substantial capital investments before production can begin.
(2)	Beckley and White Wolf Energy meet historical metallurgical coal quality specifications.

Our reserve estimate is based on geological data assembled and analyzed by our staff of geologists and engineers. Reserve estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions, sales or disposals of coal properties will also change the reserves. We estimate that we controlled 965 million tons of reserves at December 31, 2007. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will plant processing efficiency tests. We maintain reserve information in secure computerized databases, as well as in hard copy. The ability to update and/or modify the reserves is restricted to a few individuals and the modifications are documented.

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

We currently own approximately 69% of our coal reserves, with the remainder of our coal reserves subject to leases from third-party landowners. Generally, these leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Leases generally last for the economic life of the reserves. The average royalties paid by us for coal reserves from our producing properties was $2.30 per ton in 2007, representing approximately 4.8% (net of freight and handling) of our coal sales revenue in 2007. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

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

The following table provides the location of our mining operations and the type and amount of non-reserve coal deposits at those complexes as of January 1, 2008:

Mining Operations	Assigned or Unassigned(1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Non-Reserve Coal Deposits (in million tons)	Steam Non-Reserve Coal Deposits (in million tons)	Metallurgical(2) Non-Reserve Coal Deposits (in million tons)
Northern Appalachia
Patriot Mining Co	Assigned	O	WV	S	0.13	0.13	0.00
	Unassigned	D		S	1.77	1.77	0.00

Total Patriot Mining					1.90	1.90	0.00
Wolf Run Mining Buckhannon Division	Assigned	O	WV	UG	0.18	0.18	0.00
	Unassigned	D	WV	UG	2.24	2.24	0.00

Total Wolf Run Mining Buckhannon Division					2.42	2.42	0.00
Sentinel	Assigned	O	WV	UG	1.64	1.64	0.00
	Unassigned	D	WV	UG	0.76	0.76	0.00

Total Sentinel					2.40	2.40	0.00
Sycamore Group	Assigned	O	WV	UG	1.28	1.28	0.00
	Unassigned	D	WV	UG	0.00	0.00	0.00

Total Sycamore Group					1.28	1.28	0.00
CoalQuest Development LLC	Unassigned	D	WV	UG	38.14	38.14	0.00
	(Hillman)
Upshur Property	Unassigned		WV	S	92.96	92.96	0.00
	(Upshur)

Northern Appalachia Total					139.10	139.10	0.00
Central Appalachia
Eastern	Assigned	O	WV	S	0.02	0.02	0.00
Hazard	Assigned	O	KY	S	5.53	5.53	0.00
Flint Ridge	Assigned	O	KY	S/UG	3.29	3.29	0.00
Knott County	Assigned	O	KY	UG	0.00	0.00	0.00
East Kentucky	Assigned	O	KY	S	0.00	0.00	0.00
	(Mount Sterling)
ICG Natural Resources	Assigned	D	WV	S	0.22	0.22	0.00
	(Jennie CreeK)
ICG Natural Resources	Unassigned		KY	S/UG	35.59	35.59	0.00
	(Martin Co., Muhlenberg Co.)
ICG Natural Resources	Unassigned		WV	UG	21.62	21.62	0.00
	(Mobil)
Beckley	Unassigned	D	WV	UG	1.88	0.00	1.88
Juliana Mining Co., Inc.	Unassigned	D	WV	S/UG	3.10	3.10	0.00
White Wolf Energy, Inc. (3)	Unassigned	D	VA	UG	2.57	2.57	0.00

	(Big Creek)
Central Appalachia Total					73.82	71.94	1.88
Other
Illinois	Assigned	O	IL	UG	38.47	38.47	0.00
	(Viper)
ICG Natural Resources	Unassigned		IL	UG	57.93	57.93	0.00
	(Illinois)

Mining Operations	Assigned or Unassigned(1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Non-Reserve Coal Deposits (in million tons)	Steam Non-Reserve Coal Deposits (in million tons)	Metallurgical(2) Non-Reserve Coal Deposits (in million tons)
ICG Natural Resources	Unassigned		AR	S	39.15	39.15	0.00
	(Arkansas)
	Unassigned		CA	UG	10.00	10.00	0.00
	(California)
	Unassigned		OH	UG	98.00	98.00	0.00
	(Ohio)
	Unassigned		MT	S	12.00	12.00	0.00
	(Montana)
	Unassigned		WA	S	43.08	43.08	0.00

	(Washington)
Total Other					298.63	298.63	0.00

Total Non-Reserve Coal Deposits					511.55	509.67	1.88

(1)	“Assigned non-reserve coal deposits” mean coal which has been committed by the company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned non-reserve coal deposits” represent coal which has not been committed, and which would require new mine shafts, mining equipment, or plant facilities before operations could begin in the property.
(2)	Currently, ICG reports selling coal with ash and sulfur contents as high as 10% and 1.5%, respectively into the current metallurgical market from Vindex Energy, Buckhannon and Sentinel. Similarly, we believe all production from Vindex Division and portions of Hillman can be sold on this metallurgical market.
(3)	White Wolf Energy, Inc. meets historical metallurgical coal quality specifications.

The following table provides the “quality” (average moisture, ash, sulfur and Btu content per pound) of our non-reserve coal deposits as of January 1, 2008:

		As Received Quality
Mining Operations	Assigned or Unassigned(1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO(2)/ million Btu’s
Northern Appalachia
Patriot Mining Co	Assigned	N/A	N/A	N/A	N/A	N/A
	Unassigned	N/A	N/A	N/A	N/A	N/A
Wolf Run Mining Buckhannon Division	Assigned	6.00	9.00	1.20	13,000	1.85
	Unassigned	6.00	9.00	1.20	13,000	1.85
Sentinel	Assigned	6.00	8.30	1.40	13,100	2.14
Unassigned		6.00	8.30	1.40	13,100	2.14
Sycamore Group	Assigned	6.00	7.21	3.05	13,097	4.66
	Unassigned	N/A	N/A	N/A	N/A	N/A
Upshur Property	Unassigned	6.00	43.00	2.00	8,000	5.00
Central Appalachia
Eastern	Assigned	6.00	12.20	1.20	12,400	1.94
Hazard	Assigned	6.00	13.25	1.08	11,985	1.80
Flint Ridge	Assigned	6.00	8.15	1.39	12,768	2.18
Knott County	Assigned	N/A	N/A	N/A	N/A	N/A
East Kentucky	Assigned	N/A	N/A	N/A	N/A	N/A
	(Mt. Sterling)
ICG Natural Resources	Assigned	7.00	7.78	0.63	12,609	1.01
	(Jennie Creek)
ICG Natural Resources	Unassigned	6.00	11.47	1.91	11,780	3.24
	(Martin Co., Muhlenberg Co.)
ICG Natural Resources	Unassigned (Mobil)	6.00	12.50	1.10	12,000	1.83
Beckley	Unassigned	6.00	4.80	0.70	13,800	1.01
Juliana Mining Co., Inc.	Unassigned	6.00	7.50	0.82	13,100	1.25
White Wolf Energy, Inc.(2)	Unassigned	6.00	7.40	0.60	13,500	0.89
	(Big Creek)

		As received quality
Mining operations	Assigned or Unassigned(1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO(2)/ million Btu’s
Other
Illinois	Assigned	16.00	9.50	3.50	10,500	6.67
	(Viper)
ICG Natural Resources	Unassigned	13.00	9.00	3.00	11,000	5.45
	(Illinois)
ICG Natural Resources	Unassigned	N/A	8.00	0.40	5,650	1.42
	(Arkansas)
	Unassigned	6.00	13.00	3.50	11,700	5.98
	(California)
	Unassigned	6.00	8.40	2.50	12,650	3.95
	(Ohio)
	Unassigned	N/A	8.00	0.30	8,900	0.67
	(Montana)
	Unassigned	N/A	8.00	0.50	7,025	1.42
	(Washington)

(1)	“Assigned non-reserve coal deposits” mean coal which has been committed by the company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others. “Unassigned non-reserve coal deposits” represent coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property.
(2)	Beckley and White Wolf Energy meet historical metallurgical coal quality specifications.

ITEM 3.	LEGAL PROCEEDINGS

On August 23, 2006, the survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of our subsidiaries, and against WLR, and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, WLR, and Mr. Ross, individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, WLR, and Mr. Ross, and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that we are appropriately insured for these and other potential claims, and we have fully reserved our deductible applicable to our insurance policies. In addition to the dismissal of the McCloy claim, we have agreed on the terms of settlement of the claims of two other plaintiffs and are awaiting entry of dismissal orders. We will vigorously defend ourselves against the remaining complaints.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at our subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and us in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that we breached a coal supply contract when we declared force majeure under the contract upon idling the Sycamore No. 2 in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100.0 million to purchase replacement coal over the life of the contract. We answered the amended complaint on August 13, 2007, disputing all of the remaining claims.

On April 5, 2007, the City of Ann Arbor Employees’ Retirement System filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against us and certain of our officers, directors and underwriters. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statements filed in connection with our November 2005 reorganization and December 2005 public offering of common stock. We filed a motion to dismiss the amended complaint on September 28, 2007, and that motion remains pending.

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our subsidiary, Hazard, for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect our interests. If the Court finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

On January 7, 2008, Saratoga Advantage Trust filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against us and certain of our officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with our November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of our public statements regarding our operating condition and safety record.

In addition, from time-to-time, we are involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by MSHA and other regulatory agencies, none of which are expected by management to, individually or in the aggregate, have a material adverse effect on us. In the opinion of management, we have recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ICO.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share at the end of the day of our common stock reported on the New York Stock Exchange.

	Stock Price
	High	Low
2006
January 1, 2006 through March 31, 2006	$10.65	$8.45
April 1, 2006 through June 30, 2006	11.02	6.53
July 1, 2006 through September 30, 2006	7.08	4.00
October 1, 2006 through December 31, 2006	5.58	4.02

2007
January 1, 2007 through March 31, 2007	$5.61	$4.70
April 1, 2007 through June 30, 2007	6.48	5.24
July 1, 2007 through September 30, 2007	6.12	3.85
October 1, 2007 through December 31, 2007	5.57	4.45

These quotes are provided solely for informational purposes and may not be indicative of any price at which the shares of common stock may trade in the future.

As of February 15, 2008, there were approximately 229 holders of record of our common stock and an additional 46,256 stockholders whose shares were held for them in street name or nominee accounts.

Summary of Equity Compensation Plans

Shown below is information concerning our equity compensation plans and individual compensation arrangements as of December 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	1,693,290	$8.34	6,324,009
Equity compensation plans not approved by stockholders(2)	319,052	10.97	—

	2,012,342	$8.76	6,324,009

(1)	We have two compensation plans: the 2005 Equity and Performance Incentive Plan, which was approved by stockholders on October 24, 2005, and the Director Compensation Plan.
(2)	Represents stock option grant to purchase 319,052 shares of our common stock to our President and Chief Executive Officer pursuant to his employment agreement.

For additional information regarding our equity compensation plans, refer to the discussion in Note 13 to our audited consolidated financial statements included elsewhere in this report.

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

International Coal Group, Inc. was formed in March 2005 as wholly owned subsidiary of ICG, Inc. in order to effect a corporate reorganization. On November 18, 2005, we completed the reorganization. Prior to this reorganization, ICG, Inc. was the top-tier holding company. Upon completion of the reorganization, International Coal Group, Inc. became the new top-tier parent holding company. International Coal Group, Inc. is a holding company which does not have any independent external operations, assets or liabilities, other than through its operating subsidiaries. Prior to the acquisition of certain assets of Horizon as of September 30, 2004, ICG, Inc. did not have any material assets, liabilities or results of operations. The selected historical consolidated financial data is derived from International Coal Group, Inc.’s audited consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 which are included elsewhere in this report. The selected historical consolidated financial data of International Coal Group, Inc. as of December 31, 2005 and 2004, and for the period May 13, 2004 to December 31, 2004 have been derived from audited consolidated financial statements which are not included in this report. The selected historical consolidated financial data for the year ended December 31, 2003, as of September 30, 2004 and December 31, 2003 have been derived from the consolidated financial statements of Horizon, our predecessor, which have been audited and are not included in this report. In the opinion of management, the financial data reflect all adjustments, consisting of all normal and recurring adjustments, necessary for a fair presentation of the results for those periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. The financial statements for the predecessor periods have been prepared on a “carve-out” basis to include our assets, liabilities and results of operations that were previously included in financial statements of Horizon. The financial statements for the predecessor periods include allocations of certain expenses, taxation charges, interest and cash balances relating to the predecessor based on management’s estimates. The predecessor financial information is not necessarily indicative of our consolidated financial position, results of operations and cash flows if we had operated during the predecessor periods presented.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial information included elsewhere in this report, including the consolidated financial statements of International Coal Group, Inc. and Horizon (and its predecessor) and the related notes thereto.

	International Coal Group, Inc.				Horizon (Predecessor to International Coal Group, Inc.)
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004	Year ended December 31, 2003
	(dollars in thousands, except per share data)
Statement of Operations Data:
Coal sales revenues	$770,663	$833,998	$619,038	$130,463	$346,981	$441,291
Freight and handling revenues	29,594	18,890	8,601	880	3,700	8,008
Other revenues	48,898	38,706	22,852	5,648	22,841	31,771

Total revenues	849,155	891,594	650,491	136,991	373,522	481,070
Costs and Expenses:
Cost of coal sales and other revenues	766,158	769,332	510,097	113,527	306,429	400,652
Freight and handling costs	29,594	18,890	8,601	880	3,700	8,008
Depreciation, depletion and amortization	86,517	72,218	43,076	7,932	27,547	52,254
Selling, general and administrative	33,325	34,578	28,828	4,205	8,477	23,350
(Gain) loss on sale of assets	(38,656)	(1,125)	(502)	(10)	(226)	(4,320)
Impairment loss	170,402	—	—	—	—	—
Writedowns and special items	—	—	—	—	10,018	9,100

Total costs and expenses	1,047,340	893,893	590,100	126,534	355,945	489,044

Income (loss) from operations	(198,185)	(2,299)	60,391	10,457	17,577	(7,974)
Interest and Other Income (Expense):
Interest expense, net	(35,140)	(18,091)	(14,394)	(3,453)	(114,211)	(145,892)
Reorganization items	—	—	—	—	(12,471)	(23,064)
Other, net	319	2,113	3,302	16	1,442	187

Total interest and other income (expense)	(34,821)	(15,978)	(11,092)	(3,437)	(125,240)	(168,769)

Income (loss) before income taxes and minority interest	(233,006)	(18,277)	49,299	7,020	(107,663)	(176,743)
Income tax (expense) benefit	85,623	9,015	(16,986)	(2,660)	—	—
Minority interest	349	(58)	15	—	—	—

Net income (loss)	$(147,034)	$(9,320)	$32,328	$4,360	$(107,663)	$(176,743)

	International Coal Group, Inc.				Horizon (Predecessor to International Coal Group, Inc.)
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004	Year ended December 31, 2003
Earnings Per Share(1):
Basic	$(0.97)	$(0.06)	$0.29	$0.04	$—	$—
Diluted	(0.97)	(0.06)	0.29	0.04	—	—
Weighted-Average Common Shares Outstanding (1) :
Basic	152,304,461	152,028,165	111,120,211	106,605,999	—	—
Diluted	152,304,461	152,028,165	111,161,287	106,605,999	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$107,150	$18,742	$9,187	$23,967	$—	$859
Total assets	1,303,563	1,316,891	1,051,403	457,045	539,606	576,372
Long-term debt and capital leases	412,330	180,035	45,462	175,681	29	315
Total liabilities and minority interest	789,192	658,541	384,917	302,534	1,422,290	1,351,393
Total stockholders’ equity (members’ deficit)	514,371	658,350	666,486	154,511	(882,684)	(775,021)
Total liabilities and stockholders’ equity (members’ deficit)	1,303,563	1,316,891	1,051,403	457,045	539,606	576,372
Statement of Cash Flows Data:
Net cash from:
Operating activities	$22,095	$55,591	$77,319	$30,264	$28,085	$20,030
Investing activities	(126,531)	(160,769)	(104,713)	(329,168)	3,437	(3,826)
Financing activities	192,844	114,733	12,614	322,871	(32,381)	(15,459)
Capital expenditures	160,431	165,658	108,231	5,583	6,624	16,937

(1)	Earnings per share data and average shares outstanding are not presented for the year ended December 31, 2003 and the period from January 1, 2004 to September 30, 2004 because they were prepared on a carve-out basis. The financial statements prepared for predecessor periods are carve-out financial statements reflecting the operations and financial condition of the Horizon assets acquired by us as of September 30, 2004 (collectively, the “combined companies”). The predecessor financial statements were prepared from the separate accounts and records maintained by the combined companies. In addition, certain assets and expense items represent allocations from Horizon. The accounts allocated include vendor advances, reclamation deposits and selling, general and administrative expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that include numerous risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial Data” and audited and unaudited consolidated financial statements and notes thereto of International Coal Group, Inc. and its subsidiaries appearing elsewhere in this Annual Report on Form 10-K.

Overview

We produce, process and sell steam coal from 12 regional mining complexes, which, as of December 31, 2007 were supported by 13 active underground mines, 13 active surface mines and nine preparation plants located throughout West Virginia, Kentucky, Maryland and Illinois. We have three reportable business segments, which are based on the coal regions in which we operate: (i) Central Appalachian, comprised of both surface and underground mines, (ii) Northern Appalachian, also comprised of both surface and underground mines and (iii) Illinois Basin, representing one underground mine. For more information about our reportable business segments, please see our audited consolidated financial statements and the notes thereto appearing elsewhere in this report. We also broker coal produced by others, the majority of which is shipped directly from the third-party producer to the ultimate customer. Our steam coal sales are primarily to large utilities and industrial customers in the Eastern region of the United States. In addition, we generate other revenues from the manufacture and operation of highwall mining systems, parts sales and shop services relating to those systems and coal handling and processing fees.

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

Certain Trends and Economic Factors Affecting the Coal Industry

Our revenues depend on the price at which we are able to sell our coal. The pricing environment for domestic steam coal during 2007 was relatively weak. Further decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could adversely affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We are experiencing increased operating costs for fuel and explosives, steel products, tires, health care and labor. We also expect to experience higher costs for surety bonds and letters of credit. In addition, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, see Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Note 2 to our audited consolidated financial statements provides a description of all significant accounting policies. We believe that of these significant accounting policies, the following involve a higher degree of judgment or complexity:

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

Reclamation

Our asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. We record these reclamation obligations according to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Fair value of reclamation liabilities is determined based on the present value of the estimated future expenditures. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures and revisions to cost estimates and productivity assumptions to reflect current experience. At December 31, 2007, we had recorded asset retirement obligation liabilities of $85.9 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2007, we estimate that the aggregate undiscounted cost of final mine closure is approximately $148.0 million.

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

Any uncertainty surrounding the application of the depletion policy is directly related to the assumptions as to the number of recoverable tons contained in a particular coal land area. The amount of compensation paid for the coal lands is a set amount; however, the “recoverable tons” contained in the coal land area are based on engineering estimates which can, and often do, change as the tons are mined. Any change in the number of “recoverable tons” contained in a coal land area will result in a change in the depletion rate and corresponding depletion expense. For the year ended December 31, 2007, we recorded $0.9 million of depletion expense.

Mine development costs are amortized using the units-of-production method, based on estimated recoverable tons in the same manner described above.

Other property, plant and equipment are depreciated using the straight-line method based on estimated useful lives.

Asset Impairments

We follow SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets. When the sum of projected cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. Recognition of an impairment will decrease asset values, increase operating expenses and decrease net income.

Postretirement Medical Benefits

Some of our subsidiaries have long- and short-term liabilities for postretirement benefit cost obligations. Detailed information related to these liabilities is included in the notes to our consolidated financial statements included elsewhere in this report. Liabilities for postretirement benefits are not funded. The liability is actuarially determined and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for postretirement benefits. The discount rate assumption reflects the rates available on high-quality fixed income debt instruments. The discount rate used to determine the net periodic benefit cost for postretirement medical benefits was 6.5% for the year ended December 31, 2007. We make assumptions related to future trends for medical care costs in the estimates of retiree health care and work-related injury and illness obligations. The future health care cost trend rate represents the rate at which health care costs are expected to increase over the life of the plan. The health care cost trend rate assumptions are determined primarily based upon our historical rate of change in retiree health care costs. The postretirement expense in the operating period ended December 31, 2007 was based on an assumed heath care inflationary rate of 8.9% in the operating period decreasing to 5.0% in 2015, which represents the ultimate health care cost trend rate for the remainder of the plan life. A one-percentage point increase in the assumed ultimate health care cost trend rate would increase the service and interest cost components of the postretirement benefit expense for the year ended December 31, 2007 by $0.7 million and increase the accumulated postretirement benefit obligation at December 31, 2007 by $3.5 million. A one-percentage point decrease in the assumed ultimate health care cost trend rate would decrease the service and interest cost components of the postretirement benefit expense for the year ended December 31, 2007 by $0.6 million and decrease the accumulated postretirement benefit obligation at December 31, 2007 by $3.0 million. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Additionally, regulatory changes could increase our requirement to satisfy these or additional obligations.

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

Coal Workers’ Pneumoconiosis

We are responsible under various federal statutes, and various states’ statutes, for the payment of medical and disability benefits to eligible employees resulting from occurrences of coal workers’ pneumoconiosis disease (black lung). Our operations are covered through a combination of participation in a state run program and insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarially determined amounts. At December 31, 2007, we have recorded an accrual of $24.8 million for black lung benefits. Individual losses in excess of $0.5 million at the state level and $0.5 million at the federal level are covered by our large deductible stop loss insurance. Actual losses may differ from these estimates, which could increase or decrease our costs.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain union retirees and their spouses or dependants. The Coal Act established the Combined Fund into which employers who are “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. The Coal Act also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business. Upon the consummation of the business combination with Anker, we assumed Anker’s Coal Act liabilities, which were estimated to be $1.5 million at December 31, 2007. Prior to the business combination with Anker, we did not have any liability under the Coal Act.

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

Goodwill

In our consolidated balance sheet as of December 31, 2007, we had $30.2 million in goodwill, which represents the excess of costs over fair value of certain assets acquired and the liabilities assumed from Horizon on September 30, 2004. We assigned the goodwill to certain of the acquired reporting units based on their estimated fair values. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead must be tested for impairment at least annually, and more frequently if a triggering event occurs. We perform our impairment test as of October 31st each year. The goodwill impairment test consists of two steps. The first identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Fair value of a reporting unit is estimated using present value techniques, such as discounted cash flows of projected future operations developed by management or a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not considered impaired and the second step is not necessary. If the carrying value of the reporting unit exceeds the fair value, the second step is necessary to measure the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount. Implied fair value of goodwill is determined as the amount that the fair value of the assets of a business unit exceeds their carrying value, excluding goodwill. Impairment loss is measured as the amount of the carrying value of goodwill that exceeds its implied fair value. We measured impairment at October 31, 2007 and recorded a loss of $170.4 million.

Results of Operations

Twelve Months Ended December 31, 2007 Compared to the Twelve Months Ended December 31, 2006

Revenues

The following table depicts revenues for the years ended December 31, 2007 and 2006 for the indicated categories:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$770,663	$833,998	$(63,335)	(8)%
Freight and handling revenues	29,594	18,890	10,704	57%
Other revenues	48,898	38,706	10,192	26%

Total revenues	$849,155	$891,594	$(42,439)	(5)%

Tons sold	18,343	19,371	(1,028)	(5)%
Coal revenue per ton	$42.01	$43.05	$(1.04)	(2)%

Coal sales revenues. Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues decreased $63.3 million for the year ended December 31, 2007, or 8%, compared to 2006. This decrease was due to a 5% decrease in tons sold in 2007 compared to 2006 that resulted from a decrease of approximately 4.7 million tons sold related to the idling, closure or cutback of production at mines in 2007 as discussed below and the expiration of certain brokered coal contracts, as well as geologic issues at several other mines. The decrease in coal sales revenue from decreased sales tons was further impacted by a $1.04 per ton reduction in sales realization of our coal primarily sold pursuant to coal supply agreements. These decreases were partially offset by a 3.4 million ton increase in tons sold from new mines that commenced full production in 2007 and from mines that experienced a full year of production in 2007.

Freight and handling revenues. Freight and handling revenues represent dollar-for-dollar reimbursement for shipments from certain of our operations for which we initially pay the freight and handling costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $10.7 million to $29.6 million for the year ended December 31, 2007 compared to 2006 due to an increase in shipments from locations operating under such agreements, as well as increased transportation rates and fuel surcharges.

Other revenues. Other revenues increased $10.2 million for the year ended December 31, 2007 compared to 2006. The increase was due to $6.8 million of revenue generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX, as well as increased revenue of $3.7 million from our highwall mining activities and shop services and $7.2 million from the sale of a narrow bench highwall mining system by ADDCAR. Partially offsetting these increases was a decrease in plant processing revenue of $1.1 million. Additionally, we recognized a $7.0 million gain in 2006 related to the termination of a contractual coal delivery obligation. No comparable gain was recognized in 2007.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Central Appalachian	$512,352	$534,429	$(22,077)	(4)%
Northern Appalachian	121,200	109,184	12,016	11%
Illinois Basin	60,368	49,842	10,526	21%
Ancillary	76,743	140,543	(63,800)	(45)%

Total coal sales revenues	$770,663	$833,998	$(63,335)	(8)%

The following table depicts tons sold by operating segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Central Appalachian	11,323	10,904	419	4%
Northern Appalachian	3,291	3,281	10	* %
Illinois Basin	2,025	2,020	5	* %
Ancillary	1,704	3,166	(1,462)	(46)%

Total tons sold	18,343	19,371	(1,028)	(5)%

*	Not meaningful.

Coal sales revenues from our Central Appalachian segment decreased approximately $22.1 million, or 4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This decrease was primarily attributable to a decrease of $3.76 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements. The decrease in sales realization was partially offset by an increase in tons sold of approximately 0.4 million, or 4%, over 2006 due to various mines, principally at our Eastern and Raven locations, significantly increasing or reaching full production in 2007.

For the year ended December 31, 2007, our Northern Appalachian coal sales revenues increased approximately $12.0 million, or 11%, as compared to 2006 due to an increase in sales realization of $3.55 per ton as segment operations benefited from favorable pricing from its coal supply agreements, as well as an increase in sales of metallurgical coal at prevailing market prices. Tons sold from our Northern Appalachian operations remained constant as compared to the prior year.

Coal sales revenues from our Illinois Basin segment increased approximately $10.5 million, or 21%, as compared to 2006 due to an increase in coal sales revenue of $5.12 per ton resulting from more favorable terms on its coal supply agreements.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $63.8 million, or 45%, due to a decrease of 1.5 million tons primarily resulting from the expiration of brokered coal contracts.

Costs and expenses

The following table depicts cost of operations for the years ended December 31, 2007 and 2006 for the indicated categories:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$732,112	$739,914	$(7,802)	(1)%
Freight and handling costs	29,594	18,890	10,704	57%
Cost of other revenues	34,046	29,418	4,628	16%
Depreciation, depletion and amortization	86,517	72,218	14,299	20%
Selling, general and administrative expenses	33,325	34,578	(1,253)	(4)%
Net gain on sale of assets	(38,656)	(1,125)	(37,531)	* %
Goodwill impairment loss	170,402	—	170,402	100%

Total costs and expenses	$1,047,340	$893,893	$153,447	17%

Cost of coal sales per ton sold	$39.91	$38.20	$1.71	4%

*	Not meaningful.

Cost of coal sales. For the year ended December 31, 2007, our total cost of coal sales decreased $7.8 million, or 1%, to $732.1 million compared to $739.9 million for the year ended December 31, 2006. The decrease in cost of coal sales was primarily the result of a 5% decrease in tons sold as described above which was partially offset by 4% increase in cost per ton.

Mining operations that significantly increased or reached full production in 2007 at our East Mac and Nellie, Flint Ridge Deep, Raven, Mt. Sterling, Guston Run, Crown Surface, Imperial, Sentinel, County Line and Middle Fork mines increased cost of coal sales by $144.0 million. Increased costs from new mining operations were partially offset by a decrease in costs of $111.9 million resulting from the closure or cutback of production at our higher cost Flint Ridge Surface, Rowdy Gap, Flint Ridge Highwall, Blackberry Creek, New Hill, Sago, Crown East II, Sycamore No. 1, Island, Tip Top and Elk Hollow mines. Cost of coal sales at existing mines, as well as from brokered coal contracts, decreased $40.5 million, primarily as a result of a 1.1 million ton decrease in coal sales.

Cost of coal sales per ton increased to $39.91 for the year ended December 31, 2007 compared to $38.20 in 2006, an increase of $1.71. The increase was mainly due to a $1.34 per ton increase in the average cost of produced coal sold. The increase in cost per ton of produced coal was caused by increases of: $0.46 per ton in labor and benefit costs; $0.27 per ton in contract labor; $0.44 per ton insurance and worker’s compensation costs; $0.18 per ton in fuel, oil and lubricants; $0.26 per ton in blending material; $0.10 per ton in insurance; and $0.20 per ton in roof control supplies. The increases were partially offset by decreases of: $0.52 per ton in equipment and vehicle lease costs. Purchased coal increased $3.87 per ton, resulting in an increase of $0.38 per ton in the average cost of coal sold.

Cost of other revenues. For the year ended December 31, 2007, cost of other revenues increased $4.6 million, or 16%, to $34.0 million compared to $29.4 million for the year ended December 31, 2006. Of the increase, approximately $4.7 million was due to costs related to ADDCAR’s sales of mining equipment during the year and exploration and development of coalbed methane resulted in an additional increase of $1.8 million.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $14.3 million, or 20%, to $86.5 million for the year ended December 31, 2007 compared to $72.2 million in 2006. The principal component of the increase was an increase in depreciation and amortization expense of $14.5 million for the year ended December 31, 2007 related to increased property and equipment purchased to improve efficiency at existing operations and to equip new mine developments. Additional increases in depreciation and amortization expense were due to coalbed methane well development costs of $5.5 million. The increases were partially offset by an increase in amortization income on below-market coal supply agreements of $5.7 million during the year ended December 31, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2007 were $33.3 million compared to $34.6 million for the year ended December 31, 2006. The decrease of $1.3 million was primarily attributable to gifts aggregating $2.0 million made in 2006 to the families of the thirteen miners involved in the Sago mine accident, partially offset by an increase of $1.3 million in professional and legal fees.

Net gain on sale of assets. Net gain on sale of assets increased $37.5 million for the year ended December 31, 2007 from 2006, primarily due to a gain of approximately $36.8 million related to the sale of our Denmark property in the third quarter of 2007.

Goodwill impairment loss. The goodwill impairment loss reflects the negative impact of several contributing factors which resulted in a reduction in the forecasted cash flows used to estimate fair value. These factors include, but are not limited to, a significant decrease in the sales price of coal through our annual measurement date, increases in the cost of diesel fuel, explosives, tires, roofbolts and other materials used in mining coal, increased labor costs due to tightening labor markets, significant investments in the areas of safety and compliance and increased interest rates contributing to a higher discount rate. Furthermore, the business, regulatory and marketplace environments in which we currently operate differs significantly from the historical environments that drove the business cases used to value and record the acquisition of these business units. Accordingly, we have been unable to attain the forecasted projections that were used to initially value the business units at the date of acquisition. The goodwill impairment losses were at the following business units: $32.9 million at Hazard, $58.5 million at Eastern, $43.0 million at East Kentucky and $36.0 million at Knott County.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization, impairment charges and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for impairment charges and minority interest. Adjusted EBITDA is calculated differently than the prior year in that it includes an adjustment for impairment charges. No impairment charges were incurred in the prior year. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 70 of this Annual Report on Form 10-K and in Note 20 to our consolidated financial statements for the year ended December 31, 2007.

The following table depicts segment Adjusted EBITDA for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Central Appalachian	$47,442	$108,598	$(61,156)	(56)%
Northern Appalachian	(22,215)	(36,586)	14,371	39%
Illinois Basin	15,463	4,476	10,987	245%
Ancillary	18,363	(4,456)	22,819	512%

Total Adjusted EBITDA	$59,053	$72,032	$(12,979)	(18)%

Adjusted EBITDA from our Central Appalachian segment decreased $61.2 million, or 56%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was primarily due to the decreased realization per ton as discussed above. Also impacting the decrease were inflated operating costs per ton primarily resulting from regulatory issues and short-term mine constraints. The reduced realizations and increased costs resulted in a decrease in profit margins of $5.99 per ton. Additionally, activities incidental to our coal producing activities decreased by $1.5 million in 2007 further contributing to the decrease in Adjusted EBITDA.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $14.4 million for the year ended December 31, 2007 was primarily due to an increase in coal sales revenue as of $3.55 per ton and decreased costs of $1.02 per ton resulting in increased profit margins of $4.57 per ton.

Adjusted EBITDA from our Illinois Basin segment increased $11.0 million during the year ended December 31, 2007 due to a $5.12 per ton increase in sales realization over 2006 with cost per ton remaining constant with prior year.

The increase in Adjusted EBITDA from our Ancillary segment of $22.8 million was primarily due to the sale of the Denmark property in September 2007, which resulted in a gain of $36.8 million, as well as from increased contributions to income from our investment in coalbed methane wells and from our ADDCAR subsidiary as discussed above. These increases were partially offset by a decrease in Adjusted EBITDA resulting from the expiration of brokered coal contracts.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss)	$(184,372)	$59,620	$(243,992)	(409)%
Depreciation, depletion and amortization	60,015	48,050	11,965	25%
Interest expense, net	1,397	928	469	51%
Impairment loss	170,402	—	170,402	100%

Adjusted EBITDA	$47,442	$108,598	$(61,156)	(56)%

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Northern Appalachian
Net loss	$(31,790)	$(47,907)	$16,117	34%
Depreciation, depletion and amortization	9,467	10,822	(1,355)	(13)%
Interest expense, net	457	441	16	4%
Minority interest	(349)	58	(407)	(702)%

Adjusted EBITDA	$(22,215)	$(36,586)	$14,371	39%

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Illinois Basin
Net income (loss)	$8,714	$(1,978)	$10,692	541%
Depreciation, depletion and amortization	6,527	6,287	240	4%
Interest expense, net	222	167	55	33%

Adjusted EBITDA	$15,463	$4,476	$10,987	245%

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Ancillary
Net income (loss)	$60,414	$(19,055)	$79,469	417%
Depreciation, depletion and amortization	10,508	7,059	3,449	49%
Interest expense, net	33,064	16,555	16,509	100%
Income tax benefit	(85,623)	(9,015)	(76,608)	(850)%

Adjusted EBITDA	$18,363	$(4,456)	$22,819	512%

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Consolidated
Net loss	$(147,034)	$(9,320)	$(137,714)	* %
Depreciation, depletion and amortization	86,517	72,218	14,299	20%
Interest expense, net	35,140	18,091	17,049	94%
Income tax benefit	(85,623)	(9,015)	(76,608)	(850)%
Impairment loss	170,402	—	170,402	100%
Minority interest	(349)	58	(407)	(702)%

Adjusted EBITDA	$59,053	$72,032	$(12,979)	(18)%

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

Other revenues. Other revenues increased for the year ended December 31, 2006 by $15.9 million, or 69%, to $38.7 million, as compared to the year ended December 31, 2005. The increase was due to a gain of $7.0 million related to the termination of a contractual coal delivery obligation, as well as increases of $2.4 million in processing revenue being performed in a preparation plant obtained in the Anker acquisition, $1.9 million generated from newly developed coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”), $2.3 million in royalty revenues primarily related to an increase in mining activities from our sublessors and the finalization of sublesaing agreements, $2.2 million in ash disposal revenue resulting from long-term ash disposal contracts assumed as part of the Anker acquisition and $1.6 million relating to a negotiated cash payment to us relating to a customer’s tax credit pursuant to the state of Maryland’s Mined Coal Tax Credit provision. The increases were partially offset by lower revenue of $1.6 million from our highwall mining activities and shop services, both performed by our subsidiary ADDCAR, due to decreased production caused by varying mining conditions at the contracting parties’ mining complexes.

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

Costs and expenses

The following table depicts cost of operations for the years ended December 31, 2006 and 2005 for the indicated categories:

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales and other revenues	$769,332	$510,097	$259,235	51%
Freight and handling costs	18,890	8,601	10,289	120%
Depreciation, depletion and amortization	72,218	43,076	29,142	68%
Selling, general and administrative expenses	34,578	28,828	5,750	20%
Net gain on sale of assets	(1,125)	(502)	(623)	124%

Total costs and expenses	$893,893	$590,100	$303,793	51%

Total costs and expenses per ton sold(1)	$46.15	$39.99	$6.16	15%

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

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 76 of this Annual Report on Form 10-K and in Note 20 to our consolidated financial statements for the year ended December 31, 2006.

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

The decrease in Adjusted EBITDA from our Ancillary segment of $4.8 million was the result of decreased margins on contract mining activities performed by our subsidiary ADDCAR resulting from varying mining conditions at the contracting parties’ mining complexes and increased direct costs. Also impacting the decrease were increased selling, general and administrative expenses due to gifts aggregating $2.0 million made to the families of the thirteen miners involved in the Sago mine accident, expenses related to being a public company, including legal, professional and consulting fees of $5.2 million, share-based compensation of $1.7 million and compensation expense of $0.9 million. These increases were partially offset by a $5.4 million reduction in payroll taxes paid in 2005 related to stock based compensation.

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

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing, upgrading and maintaining equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions and/or divestitures from time-to-time. Our primary sources of liquidity to meet our needs are cash flows from sales of our coal, other income, borrowings under our senior credit facility, the proceeds of our convertible notes offering and capital equipment financing arrangements.

As of December 31, 2007, our total cash and cash equivalents was $107.2 million and we had $30.0 million available for borrowing under our $100 million senior credit facility. However, weak performance in the first half of the year led management to believe that we would not be able to meet the financial covenants in our senior credit facility at future required certification dates, thereby restricting access to the availability under our senior credit facility. Accordingly, management proactively sought additional sources of liquidity to provide financial flexibility and to avoid constraining our capital growth program for our Beckley, Sentinel and Tygart Valley projects. On July 16, 2007, we and our subsidiaries entered into a $25.0 million bridge loan facility with a certain fund affiliated with WL Ross & Co. LLC (“WLR”). We and our subsidiaries were jointly and severally liable for the loan, which was repaid in full on July 31, 2007 with a portion of the proceeds of the convertible notes offering described below.

On July 31, 2007, we completed a private offering of $195.0 million aggregate principal amount of 9.00% Convertible Senior Notes due 2012 pursuant to Rule 144A under the Securities Act of 1933. We granted the initial purchaser a 30-day over-allotment option pursuant to which we issued an additional $30.0 million of convertible notes on August 28, 2007. The convertible notes are our senior unsecured obligations and are guaranteed on a senior unsecured basis by our material future and current domestic subsidiaries. The convertible notes and the related guarantees rank equal in right of payment to all of our and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually on February 1 and August 1, commencing on February 1, 2008. We received aggregate proceeds of $218.3 million, after deducting the initial purchaser’s discounts and commissions of $6.7 million. We used a portion of the net proceeds to repay in full the $25.0 million bridge loan due to WLR and the $65.0 million outstanding under our amended credit facility. The remaining $128.3 million will be used to fund capital expenditures, for general corporate purposes and other expenses related to the offering of $1.1 million. The principal amount of the convertible notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of our common stock or, at our option, cash. The convertible notes are convertible (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012.

We entered into a registration rights agreement with initial purchaser of the convertible notes that required us to file a shelf registration statement to register the resale of convertible notes with the Securities and Exchange Commission by October 29, 2007. As a result of the restatement of our financial statements for the year ending December 31, 2006, 2005 and the period May 11, 2004 (inception) to December 31, 2004, we were delayed in filing the registration statement until November 15, 2007. As a result, we were required to pay additional interest at a per annum rate of 0.25%, or $23,000, until the shelf registration statement was filed. This additional interest did not materially impact our financial position, results of operations or cash flows.

Concurrent with the closing of the offering, we amended certain covenants under our senior credit facility to allow for additional flexibility under our financial covenants which include: a maximum leverage ratio, a minimum interest coverage ratio and maximum capital expenditures and to allow for the Offering. The amendment to our senior credit facility also reduced our total senior credit facility commitments by the same amount of the gross proceeds from the offering to $100.0 million.

On September 28, 2007, we completed the sale of our Denmark reserve in Southern Illinois for $39.0 million in cash and an overriding royalty totaling $4 million on certain future production. The sale resulted in a gain of $36.8 million and provided additional cash to execute our capital expenditure program.

The results of the 2007 annual impairment tests of goodwill conducted as of October 31, 2007 of the ICG Hazard, ICG Eastern, ICG East Kentucky and ICG Knott County business units indicated that their estimated fair values were less than the carrying amounts of the respective business unit assets, including goodwill, and, therefore, were impaired. As a result, we recorded a $170.4 million ($110.4 million net of tax) non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The impairment loss did not impact us under any of our borrowing arrangements.

Cash paid for capital expenditures was approximately $169.3 million for the year ended December 31, 2007 and we currently expect out total capital expenditures will be approximately $157.0 million and $192.0 million in 2008 and 2009, respectively. We have funded these capital expenditures from our internal operations, proceeds from our senior and convertible notes offerings in 2006 and 2007, respectively, borrowing under our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital, as well as the proceeds from the offering and from the sale of our Denmark reserve, will be sufficient to fund our anticipated capital expenditures under our current budget plan through 2008. We currently anticipate needing to obtain additional financing in approximately the second quarter of 2009. The timing of seeking additional capital will be subject to market conditions and, to the extent necessary, management can control the timing of the need by managing the pace of capital spending.

Approximately $119.0 million of 2007 cash paid for capital expenditures were attributable to Central Appalachian operations. This amount represent investments of approximately $69.4 million in our Beckley mining complex, as well as additional investments of $8.8 million in our newly developed East Mac and Nellie, Flint Ridge No. 2, Raven and Mt. Sterling mine sites. Additionally, we expended approximately $40.8 million for upgrades and maintenance at our Hazard, Knott County, East Kentucky and Eastern operations.

We spent approximately $36.4 million for development and improvements of our Northern Appalachian operations in the year ended December 31, 2007. Approximately $19.9 million of the amount was investments in our Sentinel and Tygart mine site and approximately $6.1 million was expended for our operations at Jackson Mountain, Imperial and Guston Run mine sites. Additionally, we invested approximately $10.4 million for current operations at Vindex, Buckhannon, Patriot and Harrison mine sites.

Expenditures of approximately $2.6 million for our Illinois Basin operations were for ongoing operations improvements.

Approximately $11.3 million of cash paid for capital expenditures for the year ended December 31, 2007 were within our Ancillary segment. Approximately $8.8 million was for our investment in a joint operating agreement for the purpose of exploration and development of coalbed methane. The remaining $2.5 million is attributable to upgrades maintenance at various other subsidiaries.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the year ended December 31, 2007, we spent $3.3 million to meet these standards and anticipate spending an additional $4.6 million in 2008.

Cash Flows

Net cash provided by operating activities was $22.1 million for the year ended December 31, 2007, a decrease of $33.5 million from 2006. This decrease is attributable to an increase in net operating assets and liabilities of $41.1 million offset by a decrease in net loss of $74.6 million after adjustment for non-cash charges.

For the year ended December 31, 2007, net cash used in investing activities was $126.5 million compared to $160.8 million for the year ended December 31, 2006. For 2007, $169.3 million of cash was used to support existing mining operations and for development of new mining complexes compared to $165.7 million in 2006. Investing activities for 2007 also included cash paid of $3.8 million representing contingency payments related to the Horizon acquisition as compared to $4.7 million in 2006. Additionally, we collected proceeds from asset sales of $46.5 million during the year ended December 31, 2007 versus $3.8 million during 2006.

Net cash provided by financing activities of $192.8 million for the year ended December 31, 2007 was primarily due to proceeds of $225.0 million from our convertible senior notes offering. Additionally, we had borrowings of $65.0 million on our credit facility and an additional $26.1 million was provided by short-term notes entered into during the year. These borrowings were offset by repayments on our short-term and long-term debt and capital leases of $45.4 million and $68.6 million, respectively. Also impacting financing activities for the year ended December 31, 2007 was additional finance costs of $9.3 million related to the issuance of our convertible notes and amending our credit facility.

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

Credit Facility and Long-Term Debt Obligations

As of December 31, 2007, our total long-term indebtedness, including capital lease obligations, consisted of the following:

December 31, 2007
9.00% Convertible senior notes, due 2012	$225,000
10.25% Senior notes, due 2014	175,000
Equipment notes	12,330

Total	412,330
Less current portion	4,234

Long-term debt	$408,096

Convertible senior notes. On July 31, 2007, we completed a private offering of $195.0 million aggregate principal amount of 9.00% Convertible Senior Notes due 2012 pursuant to Rule 144A under the Securities Act of 1933. We granted the initial purchaser a 30-day over-allotment option pursuant to which we issued an additional $30.0 million of convertible notes on August 28, 2007. The convertible notes are our senior unsecured obligations and are guaranteed on a senior unsecured basis by our material future and current domestic subsidiaries. The convertible notes and the related guarantees rank equal in right of payment to all of our and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually on February 1 and August 1, commencing on February 1, 2008. We received aggregate proceeds of $218.3 million, after deducting the initial purchaser’s discounts and commissions of $6.7 million. We used a portion of the net proceeds to repay in full the $25.0 million bridge loan due to WLR and the $65.0 million outstanding under our amended credit facility. The remaining $128.3 million is being used to fund capital expenditures, for general corporate purposes and other expenses related to the offering of $1.1 million. The principal amount of the convertible notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of our common stock or, at our option, cash. The convertible notes are convertible (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012.

We entered into a registration rights agreement with initial purchaser of the convertible notes that required us to file a shelf registration statement to register the resale of convertible notes with the Securities and Exchange Commission by October 29, 2007. As a result of the restatement of our financial statements for the year ending December 31, 2006, 2005 and the period May 11, 2004 (inception) to December 31, 2004, we were delayed in filing the registration statement until November 15, 2007. As a result, we were required to pay additional interest at a per annum rate of 0.25% until the shelf registration statement was filed. This additional interest did not materially impact our financial position, results of operations or cash flows.

Senior notes. On June 23, 2006, we sold $175.0 million aggregate principal amount of our 10.25% senior notes due July 15, 2014 in a private placement pursuant to Rule 144A of the Securities Act, as amended, and Regulation S of the Securities Act, with net proceeds of approximately $171.5 million to us after deducting fees and other offering expenses. Interest on the notes is payable semi-annually in arrears on July 15 and January 15 of each year. The notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries that are material or that guarantee our amended and restated credit facility. The notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of our and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of our subsidiaries that are not guarantors. We have the option to redeem all or a portion of the notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, we may also redeem all or a portion of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

On October 6, 2006, we commenced an exchange offer pursuant to a registration rights agreement with the initial purchasers to enable holders to exchange the privately placed senior notes for publicly registered senior notes. The exchange offer expired on November 10, 2007 with 100% of the aggregate principal amount of the outstanding senior notes being tendered for exchange. The terms of the exchange notes are identical to the terms of the original notes for which they were being exchanged, except that the registration rights and the transfer restrictions applicable to the original notes are not applicable to the exchange notes.

The indenture governing the senior notes contains covenants that limit our ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets and incur liens. As of December 31, 2007, we were in compliance with our covenants under the indenture.

Credit facility. In June 2006, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, concurrent with the issuance of the convertible notes, we further amended the Amended Credit Facility to reduce the commitments thereunder to $100 million, of which a maximum of $80 million may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. As of December 31, 2007, we had no borrowings outstanding and letters of credit totaling $70.0 million outstanding, leaving $30.0 million available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at our option, at either the base rate plus an applicable margin based on our leverage ratio of 1.25% to 2.00% as of December 31, 2007 or LIBOR plus an applicable margin based on our leverage ratio of 2.25% to 3.00% as of December 31, 2007.

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in-turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. Based upon our current operations, we believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate for at least the next 12 months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2007:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations(1)	$43,055	$83,807	$294,144	$202,654	$623,660
Operating leases	96	90	6	—	192
Coal purchase obligation(2)	24,277	36,405	—	—	60,682
Advisory Services Agreement(3)	2,000	4,000	1,500	—	7,500
Minimum royalties	8,385	15,869	13,819	29,596	67,669
Postretirement medical benefits	306	1,675	3,574	185,740	191,295

Total(4)	$78,119	$141,846	$313,043	$417,990	$950,998

(1)	Amounts are inclusive of interest assuming interest rates of 10.25% for our senior notes, 9.0% for our convertible notes and ranging from 5.10% to 7.45% on our equipment notes.
(2)	Reflects estimates of obligations.
(3)	See “Certain relationships and related party transactions.”
(4)	We are also a party to an employment agreement with each of our President and Chief Executive Officer and our Senior Vice President, General Counsel and Secretary.

We have excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” due to the immateriality of such amounts.

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

Federal and state laws require us to secure payment of certain long-term obligations, such as mine closure and reclamation costs, federal and state workers’ compensation, coal leases and other obligations. We typically secure these payment obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive than posting an all cash bond or a bank letter of credit, either of which would require a greater use of our credit facility. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with cash. We currently have a $130.4 million committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount up to 50% of the aggregate bond liability. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2007, we had outstanding surety bonds with third parties for post-mining reclamation totaling $103.8 million, plus $4.7 million for miscellaneous purposes. As of December, 31, 2007, we maintained letters of credit totaling $70.0 million to secure reclamation surety bonds and other obligations.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the years ended December 31, 2007, 2006 and 2005. However, commodities prices have increased at a rate greater than that of the general economy, specifically prices for tires, roofbolts, explosives and healthcare.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our financial position, results of operations and cash flows.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows, however adoption will result in additional information being included in the footnotes accompanying our consolidated financial statements.

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

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on our financial position, results of operations and cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which becomes effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on an initial $100.0 million (increasing to $200.0 million in March 2008) notional amount of revolving debt. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our amended and restated credit facility dated June 23, 2006. We recognize the change in the fair value of this agreement in the income statement in the period of change. For the year ended December 31, 2007, we recorded a loss of $1.6 million related to changes in fair market value.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of December 31, 2007, 85% of 2008 planned production is committed for sale, leaving approximately 15% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by $2.9 million for 2008.

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

Restatement of Previously Issued Financial Statements

While finalizing our quarterly results for the period ended September 30, 2007, we identified that certain significant deficiencies in internal controls, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls. As a result, we filed an amendment to our Annual Report on Form 10-K to restate our consolidated balance sheets, consolidated statements of operations and cash flows as of and for the two years ended December 31, 2006 and 2005, and for the period May 11, 2004 (inception) to December 31, 2004 to make the required corrections. These restatements primarily relate to amounts recorded on our opening balance sheets associated with acquisitions. In addition, the March 31, 2007 and June 30, 2007 financial statements have also been restated to reflect these corrections. The impact of the identified overstatements was immaterial on the results of operations in each period affected.

Evaluation of Disclosure Controls and Procedures

In response to these identified control deficiencies, we have implemented and refined our period end controls to review property-related balance sheet accounts, including land, equipment, advance royalties and associated accruals, to ensure that such controls are operating at a level of precision so as to detect errors that could be material to the consolidated financial statements.

As of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness identified in prior periods no longer exists and that our controls and procedures were effective as of December 31, 2007.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included on page F-1 of Exhibit 15.

Changes in Internal Control Over Financial Reporting

Except as noted above, management did not make any changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information requested by Items 401, 405 and 406 of Regulation S-K is incorporated herein by reference to the definitive Proxy Statement used in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 14, 2008 (the “Definitive Proxy Statement”).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8:

Page
International Coal Group, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005	F-8

(b) Exhibits.

(i) See the Exhibit Index.

(c) Financial Statement Schedules.

Page
Schedule II—Valuation and Qualifying Accounts	F-43

Schedules other than that noted above are omitted because of an absence of conditions under which they are required or because the information to be disclosed is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Coal Group, Inc.

Scott Depot, West Virginia

We have audited the internal control over financial reporting of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, as of December 31, 2006.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Coal Group, Inc.

Scott Depot, West Virginia

We have audited the accompanying consolidated balance sheets of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 29, 2008

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,150	$18,742
Accounts receivable, net of allowances of $539 and $36	83,765	71,093
Inventories, net	40,679	40,587
Deferred income taxes	5,000	5,950
Prepaid insurance	10,618	10,986
Income taxes receivable	8,854	13,280
Prepaid expenses and other	9,138	7,444

Total current assets	265,204	168,082

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	974,334	920,094
DEBT ISSUANCE COSTS, net	13,466	12,472
ADVANCE ROYALTIES, net	14,661	12,634
GOODWILL	30,237	196,757
OTHER NON-CURRENT ASSETS	5,661	6,852

Total assets	$1,303,563	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,042	$56,391
Short-term debt	—	19,815
Current portion of long-term debt and capital leases	4,234	1,749
Current portion of reclamation and mine closure costs	7,333	4,198
Current portion of employee benefits	2,925	2,555
Accrued expenses and other	62,723	50,968

Total current liabilities	147,257	135,676

LONG-TERM DEBT AND CAPITAL LEASES	408,096	178,286
RECLAMATION AND MINE CLOSURE COSTS	78,587	88,472
EMPLOYEE BENEFITS	55,132	45,390
DEFERRED INCOME TAXES	52,355	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	39,668	58,882
OTHER NON-CURRENT LIABILITIES	8,062	9,186

Total liabilities	789,157	657,445

MINORITY INTEREST	35	1,096

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01 2,000,000,000 shares authorized, 152,992,109 and 152,906,488 shares issued and outstanding, respectively	1,530	1,529
Additional paid-in capital	639,160	633,937
Accumulated other comprehensive income	(5,903)	(3,846)
Retained earnings (deficit)	(120,416)	26,730

Total stockholders’ equity	514,371	658,350

Total liabilities and stockholders’ equity	$1,303,563	$1,316,891

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
REVENUES:
Coal sales revenues	$770,663	$833,998	$619,038
Freight and handling revenues	29,594	18,890	8,601
Other revenues	48,898	38,706	22,852

Total revenues	849,155	891,594	650,491

COSTS AND EXPENSES:
Cost of coal sales, exclusive of amounts shown separately below	732,112	739,914	487,847
Freight and handling costs	29,594	18,890	8,601
Cost of other revenues, exclusive of amounts shown separately below	34,046	29,418	22,250
Depreciation, depletion and amortization	86,517	72,218	43,076
Selling, general and administrative	33,325	34,578	28,828
Gain on sale of assets	(38,656)	(1,125)	(502)
Goodwill impairment loss	170,402	—	—

Total costs and expenses	1,047,340	893,893	590,100

Income (loss) from operations	(198,185)	(2,299)	60,391
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(35,140)	(18,091)	(14,394)
Other, net	319	2,113	3,302

Total interest and other income (expense)	(34,821)	(15,978)	(11,092)

Income (loss) before income taxes and minority interest	(233,006)	(18,277)	49,299
INCOME TAX (EXPENSE) BENEFIT	85,623	9,015	(16,986)
MINORITY INTEREST	349	(58)	15

Net income (loss)	$(147,034)	$(9,320)	$32,328

Earnings per share:
Basic	$(0.97)	$(0.06)	$0.29
Diluted	$(0.97)	$(0.06)	$0.29
Weighted-average common shares outstanding:
Basic	152,304,461	152,028,165	111,120,211
Diluted	152,304,461	152,028,165	111,161,287

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Restricted Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—December 31, 2004	106,605,999	$11	$150,140	$—	$—	$4,360	$154,511
Net income	—	—	—	—	—	32,328	32,328
Issuance of restricted stock and stock awards	600,000	—	8,090	(8,090)	—	—	—
Issuance of shares of common stock pursuant to compensation agreement	25,000	—	372	—	—	—	372
Compensation expense-restricted stock and stock awards	—	—	—	3,468	—	—	3,468
Compensation expense-stock options	—	—	288	—	—	—	288
Corporate reorganization (Note 1)	—	1,061	(1,061)	—	—	—	—
Issuance of shares in Anker/CoalQuest acquisition	24,090,909	241	264,759	—	—	—	265,000
Issuance of shares of common stock in connection with public offering	21,000,000	210	210,309	—	—	—	210,519

Balance—December 31, 2005	152,321,908	1,523	632,897	(4,622)	—	36,688	666,486
Net loss	—	—	—	—	—	(9,320)	(9,320)

Comprehensive loss							(9,320)
Effect of adoption of SFAS No. 158 (Note 2), net of tax of $3,079	—	—	—	—	(3,846)	—	(3,846)
Effect of adoption of EITF 04-6, net of tax of $400	—	—	—	—	—	(638)	(638)
Effect of adoption of SFAS No. 123(R) (Note 2)	—	—	(4,622)	4,622	—	—	—
Issuance of restricted stock and stock awards, net of forfeitures	584,580	6	(6)	—	—	—	—
Compensation expense on share-based awards	—	—	5,668	—	—	—	5,668

Balance—December 31, 2006	152,906,488	1,529	633,937	—	(3,846)	26,730	658,350
Net loss	—	—	—	—	—	(147,034)	(147,034)
Pension and other benefit obligation adjustments, net of tax of $1,362					(2,231)	—	(2,231)
Amortization of accumulated postretirement benefit obligation, net of tax of $109	—	—	—	—	174	—	174

Comprehensive loss							(149,091)
Effect of adoption of FIN 48 (Note 2)	—	—	—	—	—	(112)	(112)
Issuance of restricted stock and stock awards, net of forfeitures	85,621	1	(1)	—	—	—	—
Compensation expense on share-based awards	—	—	5,224	—	—	—	5,224

Balance—December 31, 2007	152,992,109	$1,530	$639,160	$—	$(5,903)	$(120,416)	$514,371

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(147,034)	$(9,320)	$32,328
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill impairment loss	170,402	—	—
Depreciation, depletion and amortization	86,517	72,218	43,076
Write-off and amortization of deferred finance costs included in interest expense	8,291	3,418	1,785
Amortization of accumulated postretirement benefit obligation	283	—	—
Minority interest	(349)	58	(15)
Compensation expense on share-based awards	5,224	5,668	3,928
Gain on sale of assets, net	(38,656)	(1,125)	(502)
Provision for bad debt	503	—	—
Deferred income taxes	(87,078)	3,239	5,721
Changes in Assets and Liabilities:
Accounts receivable	(13,606)	(5,885)	(11,904)
Inventories	(92)	(20,958)	(1,470)
Prepaid expenses and other	3,202	(10,201)	4,210
Other non-current assets	(457)	(2,553)	50
Accounts payable	12,588	(1,832)	7,456
Accrued expenses and other	11,648	12,268	(5,496)
Reclamation and mine closure costs	5,509	5,014	(1,178)
Other liabilities	5,200	5,582	(670)

Net cash from operating activities	22,095	55,591	77,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	46,524	3,782	576
Net proceeds from sale-leaseback	—	5,413	—
Additions to property, plant, equipment and mine development	(160,431)	(165,658)	(108,231)
Cash paid related to acquisitions, net	(12,717)	(4,721)	(458)
Withdrawals (deposits) of restricted cash	193	415	3,400
Distribution to joint venture	(100)	—	—

Net cash from investing activities	(126,531)	(160,769)	(104,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	26,082	10,375	—
Repayments on short-term debt	(45,368)	(20,400)	(7,461)
Borrowings on long-term debt	65,000	71,543	77,500
Repayments on long-term debt and capital leases	(68,585)	(112,418)	(267,701)
Debt issuance costs	(9,285)	(9,367)	(443)
Proceeds from issuance of common stock	—	—	200
Proceeds from senior notes offering	—	175,000	—
Proceeds from convertible notes offering	225,000	—	—
Proceeds from public offering, net	—	—	210,519

Net cash from financing activities	192,844	114,733	12,614

NET CHANGE IN CASH AND CASH EQUIVALENTS	88,408	9,555	(14,780)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,742	9,187	23,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,150	$18,742	$9,187

Supplemental information:
Cash paid for interest (net of amount capitalized)	$20,113	$4,898	$18,122

Cash received (paid) for income taxes	$2,971	$(150)	$(17,277)

Supplemental disclosure of non-cash items:
Acquisition of Anker and CoalQuest through issuance of common stock	$—	$—	$265,000

Purchases of property, plant, equipment and mine development through accounts payable	$547	$5,145	$8,597

Purchases of property, plant, equipment and mine development through financing arrangements	$10,971	$26,175	$—

Assets acquired through the assumption of liabilities	$2,016	$—	$—

Corporate reorganization	$—	$—	$1,061

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007, 2006 and 2005

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

International Coal Group, Inc. was formed in March 2005, as a wholly owned subsidiary of ICG, Inc., in order to effect a corporate reorganization. On November 18, 2005, the reorganization was completed. Prior to this reorganization, ICG, Inc. was the top-tier holding company. Upon completion of the reorganization, International Coal Group, Inc. became the new top-tier parent holding company. In the corporate reorganization, the stockholders of ICG, Inc. received one share of International Coal Group, Inc. common stock for each share of ICG, Inc. common stock.

In addition, the Company completed acquisitions of Anker Coal Group, Inc. (“Anker”) and CoalQuest Development, LLC (“CoalQuest”), on November 18, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Principles of Consolidation—The consolidated financial statements include the accounts of ICG, whose subsidiaries are generally controlled through a majority voting interest, but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, ICG subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46(R)”). See Note 14 to the consolidated financial statements for further discussion regarding the consolidation of VIEs. The Company accounts for its undivided interest in coalbed methane wells (see Note 8) using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the financial statements. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include the results of operations of the properties and assets acquired from Anker and CoalQuest since November 18, 2005.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Cash and Cash Equivalents—The Company considers all highly-liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of a money market fund. Because of the short maturity of these investments, the carrying amounts approximate the fair value.

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

Inventories—Inventories are stated at lower of average cost or market. Components of inventories consist of coal and parts and supplies, net of an allowance for obsolescence (see Note 4). Coal inventories represent coal contained in stockpiles, including those tons that have been mined and hauled to our load out facilities, but not yet shipped to customers. These inventories are stated in clean coal equivalent tons and take into account any loss that may occur during the processing stage. Coal must be of a quality that can be sold on existing sales orders to be carried as coal inventory. The majority of the Company’s coal inventory does not require extensive processing prior to shipment. In most cases, processing consists of crushing or sizing the coal prior to loading into the truck or rail car for shipment to the customer.

Derivative Financial Instruments—The Company uses interest rate swaps and caps to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. To qualify for hedge accounting under SFAS No. 133, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

In May 2006, the Company entered into an Interest Rate Collar Agreement (the “Collar Agreement”), which became effective as of March 31, 2007 and will expire on March 31, 2009. The Company uses the Collar Agreement to hedge its interest rate risk on an initial $100,000 of revolving debt (escalating to $200,000 in March 2008). The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. The Company has not designated its derivatives as hedging instruments and recognizes the change in the fair value of its derivatives in the income statement in the period of change. The derivative liability, resulting from adjusting the Collar Agreement to its fair value of approximately $2,288, as well as the Company’s initial net investment of $300, is included in other non-current liabilities in the Company’s consolidated balance sheet at December 31, 2007. Such adjustment resulted in a loss of approximately $1,649 and $939 for years ended December 31, 2007 and 2006, respectively, and is included in interest expense.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Advance Royalties—The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The recoupable minimum royalty payments are capitalized and amortized based on the units-of-production method at a rate defined in the lease agreement once mining activities begin. The Company has recorded net advance royalties of $20,188 and $16,510, the current portion of $5,528 and $3,876 is included in prepaid expense at December 31, 2007 and 2006, respectively. Unamortized deferred royalty costs are expensed when mining has ceased or a decision is made not to mine on such property. At December 31, 2007 and 2006, the Company has recorded allowances for such circumstances totaling $3,771 and $638, respectively.

Coal Supply Agreements—Purchase price allocated to the Company’s below-market coal supply agreements (sales contracts) acquired in the Anker acquisition accounted for as a business combination were capitalized and are being amortized on the basis of coal to be shipped over the term of the contracts. Purchase price allocated to the Company’s above-market coal supply agreement was capitalized and is being reduced as related cash payments are received. Value was allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above- or below-market contract price and the prevailing market price at the date of acquisition. The net book value of the Company’s above-market coal supply agreement was $3,713 and $3,683 at December 31, 2007 and 2006, respectively. This amount is recorded in other assets in the Company’s consolidated balance sheets. The net book value of the below-market coal supply agreements was $39,668 and $58,882 at December 31, 2007 and 2006, respectively. Amortization income on the below-market coal supply agreements was $19,214, $13,494 and $1,042 in 2007, 2006 and 2005, respectively. Amortization income is included in depreciation, depletion and amortization expense. Based on expected shipments related to these contracts, the Company expects to record annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

Below-market contracts
2008	$7,087
2009	3,386
2010	3,386
2011	3,386
2012	3,386

Property, Plant, Equipment and Mine Development—Property, plant, equipment and mine development costs, including coal lands, are recorded at cost, which includes construction overhead and capitalized interest. Interest cost applicable to major asset additions are capitalized during the construction period, including $5,057 and $990 for the years ended December 31, 2007 and 2006, respectively. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Coal land costs are depleted using the units-of-production method, based on estimated recoverable interest. Mine development costs are amortized using the units-of-production method, based on estimated recoverable interest. Other property, plant and equipment is depreciated using the straight-line method with estimated useful lives as follows:

Years
Buildings	10 to 45
Mining and other equipment and related facilities	1 to 20
Land improvements	15
Transportation equipment	2 to 7
Furniture and fixtures	3 to 10

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Goodwill—Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead must be tested for impairment at least annually. The goodwill impairment test consists of two steps. The first identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Fair value of a reporting unit is estimated using present value techniques, such as discounted cash flows of projected future operations developed by management, or a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not considered impaired and the second step is not necessary. If the carrying value of the reporting unit exceeds the fair value, the second step is necessary to measure the amount of impairment loss by comparing the implied fair value of goodwill with its carrying amount. Implied fair value of goodwill is determined as the amount that the fair value of the assets of a business unit exceeds their carrying value, excluding goodwill. Impairment loss is measured as the amount of the carrying value of goodwill that exceeds its implied fair value.

The Company performs its impairment test as of October 31st of each year. See Note 6 to the Notes to Consolidated Financial Statements.

Debt Issuance Costs—Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs are amortized (included in interest expense) using the straight-line method over the life of the related debt. Amortization expense for the years ended December 31, 2007 and 2006 was $8,291 and $3,418, respectively. Amortization expense for 2007 and 2006 includes $5,348 and $1,369, respectively, representing deferred financing fees written-off as a result of amending and restating the Company’s prior credit agreements.

Restricted Cash—Restricted cash includes amounts required by various royalty and reclamation agreements. Restricted cash of $1,563 and $1,756 at December 31, 2007 and 2006, respectively, is included in other non-current assets.

Coal Mine Reclamation and Mine Closure Costs— The Company’s asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company records these reclamation obligations according to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Fair value of reclamation liabilities is determined based on the present value of the estimated future expenditures. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. On at least an annual basis, the Company reviews its entire reclamation liability and makes necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures and revisions to cost estimates and productivity assumptions to reflect current experience.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Asset Impairments—The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets. When the sum of projected cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty related to income taxes. As a result of the adoption of FIN 48, the Company recognized a $109 increase in the liability for unrecognized income tax benefits and $3 in accrued interest, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of unrecognized income tax benefits was $137. Included in the balance at January 1, 2007, are $109 of unrecognized income tax benefits that, if recognized, would affect the annual effective income tax rate. The Company has added $223 of additional unrecognized tax benefits since the date of the FIN 48 adoption. Unrecognized tax benefits totaled $360 at December 31, 2007. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

The Company files income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. The Company is currently under examination by the Internal Revenue Service and the State of West Virginia for certain tax years pertaining to income taxes.

The Company recognizes interest expense and penalties related to unrecognized tax benefits as interest expense and other expense, respectively, in its consolidated statement of operations.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

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

Other revenues consist of equipment and parts sales, equipment rebuild and maintenance services, coal handling and processing, royalties, ash disposal services, coalbed methane sales, income related to the termination of a coal supply agreement and contract mining income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Company carefully reviews the facts and circumstances of each transaction and applies the relevant accounting literature as appropriate and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and the collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue as coal is shipped or rentals are earned.

Postretirement Benefits Other Than Pensions—As prescribed by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), accruals are made, based on actuarially determined estimates, for the expected costs of providing postretirement benefits other than pensions for current and future retired employees and their dependents, which are primarily healthcare and life insurance benefits, during an employee’s actual working career. Actuarial gains and losses are amortized over the estimated average remaining service period for active employees utilizing the minimum amortization method prescribed by SFAS No. 106. The Company’s liability is reduced by the amount of Medicare prescription drug reimbursement that it expects to receive under the Drug, Improvement and Modernization Act of 2003. See Note 12.

As prescribed by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), changes in the funded status of the plan are recognized through other comprehensive income.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Stock-Based Compensation— The Company accounts for its stock-based awards in accordance with SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost based upon the grant date fair value of the award, which is recognized as expense on a straight-line basis over the corresponding vesting period. The Company uses the Black-Scholes option valuation model to determine the estimated fair value of its stock options at the date of grant. Determining the fair value of share-based awards at the grant date requires several assumptions. These assumptions include the expected life of the option, the risk-free interest rate, volatility of the price of the Company’s common stock, expected dividend yield on the Company’s common stock and the amount of share-based awards that are expected to be forfeited. See Note 13.

Prior to its adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for stock-based awards issued under its equity and performance incentive plan. Adoption of SFAS No. 123(R) resulted in additional compensation expense related to stock option awards, which increased loss before income taxes and minority interest and net loss by $1,969 and $1,216, respectively, for the year ended December 31, 2006. The adoption of SFAS No. 123(R) did not require a cumulative effect adjustment. The adoption of SFAS No. 123(R) decreased basic and diluted earnings per share by $0.01 for the year ended December 31, 2006.

If compensation expense associated with the Company’s stock-based awards for the year ended December 31, 2005 was determined in accordance with SFAS No. 123(R), the Company’s net earnings and earnings per share would have been as follows:

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

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options at the date of grant using the following assumptions: expected lives of 5 years, weighted-average volatility of 44.8% with volatilities ranging from 41.4% to 48.1% and risk-free interest rates ranging from 4.3% to 4.4%. The Company does not anticipate paying dividends during the terms of the options or forfeitures of options issued in 2005.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

Reclassifications—Cost of other revenues totaling $29,418 and $22,250 for the years ended December 31, 2006 and 2005, respectively, which were included in cost of coal sales and other revenues in previously issued financial statements have been presented in a separate line item in the accompanying financial statements. Related disclosures have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements— In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows, however, adoption will result in additional information being included in the footnotes accompanying our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

Year ended December 31, 2005 (unaudited)
Revenues	$782,599
Net income	23,603
Basic Earnings Per Share:
Net income	$0.18
Basic common shares outstanding	132,307,011
Diluted Earnings Per Share:
Net income	$0.18
Diluted common shares outstanding	132,348,087

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

4.	INVENTORIES

As of December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Coal	$19,855	$23,736
Parts and supplies	21,602	17,427
Reserve for obsolescence, parts and supplies	(778)	(576)

Total	$40,679	$40,587

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5.	PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

As of December 31, 2007 and 2006, property, plant, equipment and mine development are summarized by major classification as follows:

	2007	2006
Land and land improvements	$18,112	$16,285
Mining and other equipment and related facilities	396,382	324,362
Mine development and contract costs	81,431	59,115
Coal lands	596,649	598,843
Coalbed methane well development costs	14,276	6,280
Mine development in process	46,708	12,274
Construction in process	51,352	37,012

	1,204,910	1,054,171
Less accumulated depreciation, depletion and amortization	(230,576)	(134,077)

Net property, plant and equipment	$974,334	$920,094

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the years ended December 31, 2007, 2006 and 2005 was $105,726, $85,344 and $43,980, respectively.

On September 28, 2007, the Company sold its Denmark reserve in Southern Illinois for $39,000 in cash. As a result, the Company recognized a gain of $36,782 which is included in gain on sale of assets in its statement of operations for the year ended December 31, 2007. Under the terms of the transaction, the purchaser is also obligated to pay the Company an overriding royalty totaling $4,000 on certain future production that will be recognized as the reserves are mined.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

6.	GOODWILL

The Company recorded goodwill related to its acquisition of certain assets and assumption of certain liabilities of Horizon on September 30, 2004. The Company assigned the goodwill to certain of the acquired reporting units based on their estimated fair values. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis, at a minimum, and more frequently if a triggering event occurs. The 2007 goodwill testing identified impairment losses at the following business units: $32,914 at Hazard, $58,511 at Eastern, $42,941 at East Kentucky and $36,036 at Knott County.

The goodwill impairment loss reflects the negative impact of several contributing factors which resulted in a reduction in the forecasted cash flows used to estimate fair value. These factors include, but are not limited to, a significant decrease in the sales price of coal through the Company’s annual measurement date, increases in the cost of diesel fuel, explosives, tires, roofbolts and other materials used in mining coal, increased labor costs due to tightening labor markets, significant investments in the areas of safety and compliance and increased interest rates contributing to a higher discount rate. Furthermore, the business, regulatory and marketplace environments in which the Company currently operates differs significantly from the historical environments that drove the business cases used to value and record the acquisition of these business units. Accordingly, the Company has been unable to attain the forecasted projections that were used to initially value the business units at the date of acquisition.

The changes in the carrying amount of goodwill were as follows:

Balance as of December 31, 2004	$188,481
Adjustments to purchase price allocation of Horizon	4,413
Bonding royalty	700
Anker/CoalQuest acquisition	150,800

Balance as of December 31, 2005	344,394
Adjustments to purchase price allocation of Horizon	(812)
Bonding royalty	3,975
Adjustments to purchase price allocation of Anker/CoalQuest	(150,800)

Balance as of December 31, 2006	196,757
Bonding royalty	3,882
Impairment loss	(170,402)

Balance as of December 31, 2007	$30,237

In 2006, goodwill and certain assets acquired and liabilities assumed were adjusted to fair value as a result of the finalization of the purchase price allocation associated with the Anker/CoalQuest acquisitions (see Note 3). Goodwill was primarily allocated to property, plant, equipment and mine development. The adjustments to the purchase price allocation of Horizon represents allocation of additional purchase price due to excess actual expenses related to the acquisition over management’s original estimates and reallocation of purchase price to assets and liabilities for which fair values were not available at the time of the acquisition. The adjustments to the purchase price allocation of Horizon recorded during 2006 were due to a refund of legal fees held in escrow. Bonding royalties represent payments made on the gross sales receipts for coal mined and sold by the former Horizon companies that ICG acquired (see Note 16). At December 31, 2006, the entire goodwill balance relates to the Horizon acquisition.

7.	ACCRUED EXPENSES AND OTHER

As of December 31, 2007 and 2006, accrued expenses and other consisted of the following:

	2007	2006
Payroll, payroll tax and employee benefits	$25,147	$22,945
Interest	17,330	9,997
Personal property, land and mineral taxes	3,582	2,826
Royalties	4,282	4,508
Transportation	2,655	3,481
Sales and production related taxes	5,098	5,145
Other	4,629	2,066

Total	$62,723	$50,968

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

8.	INVESTMENT IN JOINT OPERATING AGREEMENT

On July 15, 2005, CoalQuest entered into an agreement with CDX Gas, LLC (“CDX”) for the purpose of exploration and development of coalbed methane under a joint operating agreement, whereby CoalQuest has the right to obtain up to a 50% undivided working interest in each well drilled on property owned by the Company. The Company accounts for this joint operation using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the Company’s financial statements. As of December 31, 2007 and 2006, the Company recorded assets of $5,891 and $4,776, net of accumulated depletion of $8,385 and $1,504, respectively, related to the operating agreement. This amount is included in net property, plant, equipment and mine development in the consolidated balance sheet. For the year ended December 31, 2007 and 2006, the Company recorded $7,741 and $1,949 and $983 and $313, respectively, of coalbed methane revenue and royalty income, respectively, related to the operating agreement which is included in other revenues in the consolidated statement of operations.

9.	LONG-TERM DEBT

As of December 31, 2007 and 2006, long-term debt and capital leases consisted of the following:

	2007	2006
9.00% Convertible senior notes, due 2012	$225,000	$—
10.25% Senior notes, due 2014	175,000	175,000
Equipment notes	12,330	4,619
Capital leases	—	416

Total	412,330	180,035
Less current portion	4,234	1,749

Long-term debt	$408,096	$178,286

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

The Company received proceeds from the Offering of $218,250, after deducting the initial purchaser’s discounts and commissions of $6,750. The Company used a portion of the net proceeds to repay the $25,000 bridge loan, plus accrued interest, due to a certain fund affiliated with WL Ross & Co. LLC (“WLR”) and $65,000 outstanding on its Amended Credit Facility. The remaining $128,250 will be used for general corporate purposes and other expenses related to the Offering of $1,093.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

The Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per $1,000 principal amount of the Convertible Notes). The conversion rate of the Convertible Notes will be increased if the average of the volume-weighted average price of the Company’s common stock for a 20 consecutive trading day period ending on, but not including, August 1, 2008, is less than $6.10. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The Company’s stock price per share closed below the conversion price of $6.10 per share from the time of issuance of the Convertible Notes through December 31, 2007. As a result, there were no potentially convertible shares at December 31, 2007.

The Company and the initial purchaser of the Convertible Notes entered into a registration rights agreement that required the Company to file a shelf registration statement to register the resale of Convertible Notes with the Securities and Exchange Commission by October 29, 2007. As a result of the restatement of the Company’s financial statements for the year ending December 31, 2006, 2005 and the period May 11, 2004 (inception) to December 31, 2004, the Company was delayed in filing the registration statement until November 15, 2007. As a result, the Company was required to pay additional interest at a per annum rate of 0.25% until the shelf registration statement was filed. This additional interest did not materially impact the Company’s financial position, results of operations or cash flows.

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 15.

Credit Facility—In June 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, the Company further amended the Amended Credit Facility to reduce the commitments thereunder to $100,000, of which a maximum of $80,000 may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. As of December 31, 2007, the Company had no borrowings outstanding and letters of credit totaling $69,951 outstanding, leaving $30,049 available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin based on the Company’s leverage ratio of 1.25% to 2.00% as of December 31, 2007 or LIBOR plus an applicable margin based on the Company’s leverage ratio of 2.25% to 3.00% as of December 31, 2007. As of December 31, 2007, the Company was in compliance with its covenants under the Amended Credit Facility.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Senior Notes—On June 23, 2006, the Company sold $175,000 aggregate principal amount of its 10.25% senior notes due July 15, 2014 (the “Senior Notes”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, with net proceeds of approximately $171,500 to the Company after deducting fees and other offering expenses. The net proceeds were used to repay all amounts outstanding under the Company’s then existing revolving credit facility of $91,280 and retire the Company’s then outstanding term loan facility of $19,521. The Company used the remaining proceeds to fund capital expenditures, as well as for general corporate purposes. Interest on the Senior Notes are payable semi-annually in arrears on July 15 and January 15 of each year. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s amended and restated credit facility (the “Guarantors”). The Senior Notes and the Guarantees rank equally with all of the Company’s and the Guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the Guarantors’ existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not Guarantors. The Company has the option to redeem all or a portion of the Senior Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2010. At any time prior to July 15, 2010, the Company may also redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes, plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

On October 6, 2006, the Company commenced an exchange offer pursuant to a registration rights agreement with the initial purchasers to enable holders to exchange the privately placed Senior Notes for publicly registered notes. The exchange offer expired on November 10, 2006 with 100% of the aggregate principal amount of the then outstanding notes being tendered for exchange. The terms of the exchange notes are identical to the terms of the original notes for which they were exchanged, except that the registration rights and the transfer restrictions applicable to the original notes are not applicable to the exchange notes.

The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem its capital stock, make certain investments, sell assets and incur liens. As of December 31, 2007, the Company was in compliance with its covenants under the indenture.

Equipment Notes—The equipment notes have maturity dates extending to November 2011 and are collateralized by mining equipment. As of December 31, 2007, the Company had amounts outstanding for 36-month through 60-month terms with interest rates ranging from 5.10% to 7.45%. At December 31, 2007, additional funds may be borrowed under the Company’s revolving equipment credit facility for terms ranging from 36 to 60 months with current interest rates ranging from 6.48% to 6.75%, depending on the terms chosen by the Company.

Future maturities of long-term debt are as follows as of December 31, 2007:

Year ending December 31:
2008	$4,234
2009	4,271
2010	2,642
2011	1,183
2012	225,000
Thereafter	175,000

Total	$412,330

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

10.	ASSET RETIREMENT OBLIGATION

The Company’s reclamation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mine permit. The obligation and corresponding asset are recognized in the period in which the liability is incurred.

The Company estimates its ultimate reclamation liability based upon detailed engineering calculations of the amount and timing of the future cash flows to perform the required work. The Company considers the estimated current cost of reclamation and applies inflation rates and a third-party profit. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on the Company’s behalf. The discount rate applied is based on the rates of treasury bonds with maturities similar to the estimated future cash flow, adjusted for the Company’s credit standing.

At December 31, 2007 and 2006, the asset retirement obligation accrual for reclamation and mine closure costs totaled $85,920 and $92,670, respectively. The assets that give rise to the obligation are primarily related to mine development, preparation plants and loadouts.

The following schedule represents activity in the accrual for reclamation and mine closure costs for the years ended December 31:

	2007	2006
Balance at beginning of year	$92,670	$84,352
Revisions of estimated cash flows	(12,620)	—
Liabilities incurred or assumed in acquisitions	7,295	6,502
Expenditures	(8,237)	(4,365)
Accretion	6,812	6,181

Balance at end of year	$85,920	$92,670

At December 31, 2007 and 2006, the accrued reclamation and mine closure costs are included in the accompanying consolidated balance sheets as follows:

	2007	2006
Current portion of reclamation and mine closure costs	$7,333	$4,198
Reclamation and mine closure costs (non-current)	78,587	88,472

Total	$85,920	$92,670

11.	INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are comprised of the following:

	2007	2006	2005
Current:
Federal	$1,046	$(11,487)	$9,954
State	409	(767)	1,311

	1,455	(12,254)	11,265
Deferred:
Federal	(75,406)	2,637	5,004
State	(11,672)	602	717

	(87,078)	3,239	5,721

Income tax expense (benefit)	$(85,623)	$(9,015)	$16,986

The following table presents the difference between the income tax expense (benefit) in the accompanying statements of operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income and losses before income taxes for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal income tax expense (benefit) computed at statutory rate	$(81,430)	$(6,397)	$17,255
State income tax expense (net of federal tax benefits) computed at statutory rate	(7,321)	(108)	1,327
Percentage depletion in excess of tax basis at statutory rate	(1,784)	(3,084)	(1,702)
Goodwill impairment	4,046	—	—
Other	866	574	106

Income tax expense (benefit)	$(85,623)	$(9,015)	$16,986

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are summarized as follows:

	2007	2006
Deferred tax assets:
Accrued employee benefits	$23,352	$18,749
Accrued reclamation and closure	31,271	33,456
Below-market contracts	16,777	21,751
NOL carryover	48,637	8,764
Goodwill	40,501	—
Other	11,100	10,574

	171,638	93,294
Deferred tax liabilities:
Property, coal lands and mine development costs	(212,474)	(213,329)
Other	(6,519)	(15,568)

	(218,993)	(228,897)

Net deferred tax asset (liability)	$(47,355)	$(135,603)

Classified in balance sheet:
Deferred income taxes—current	$5,000	$5,950
Deferred income taxes—non-current	(52,355)	(141,553)

Total	$(47,355)	$(135,603)

The Company has a total net operating loss (“NOL”) carryover of $124,575, of which $2,707 expires in 2024, $17,153 expires in 2025, $5,563 expires in 2026 and $99,152 expires in 2027. The Company is subject to a limitation of approximately $6,900 per year on $19,860 of the NOLs attributable to certain acquired entities. The Company also has an alternative minimum tax (“AMT”) loss in the amount of $63,892, of which $4,451 expires in 2024, $16,158 expires in 2025 and $43,283 expires in 2027. The Company intends to carryback $41,009 of the $63,892 AMT net operating loss to prior years which will result in a remaining AMT credit in the amount of $1,098. The AMT NOL attributable to certain acquired entities of $20,608 is subject to the same annual limitation specified above for the regular NOL.

The Company has recorded a valuation allowance of $1,588 against certain state NOL carryovers that, more likely than not, are expected to expire without being utilized.

12.	EMPLOYEE BENEFITS

Employee benefits at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Postretirement benefits	$25,024	$18,331
Black lung benefits	24,788	21,029
Workers’ compensation benefits	6,781	3,341
Coal Act benefits	1,464	5,244

Total	58,057	47,945
Less current portion	2,925	2,555

Employee benefits—non-current	$55,132	$45,390

Valuation Date—All actuarially determined benefits were determined as of December 31, 2007 and 2006.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Postretirement Benefits— Employees of the Company who complete ten years of service, and certain employees who have completed eight years of service with the former Horizon companies and complete two years with ICG, will be eligible to receive postretirement benefits, which consists of healthcare benefits. Upon reaching the retirement age of 65, in order to receive a maximum medical life-time benefit of one hundred thousand dollars per family, eligible retired employees must pay two hundred and fifty dollars per month per family. The Company accrues postretirement benefit expense based on actuarially determined amounts. The amount of postretirement benefit cost accrued is impacted by various assumptions (discount rate, health care cost increases, etc.) that the Company uses in determining its postretirement obligations. The Company assumed discount rates of 6.50% and 5.75% for the years ended December 31, 2007 and 2006, respectively. Postretirement benefit expense for the Company totaled $3,394, $2,021, and $1,371 for the years ended December 31, 2007, 2006 and 2005, respectively.

Postretirement benefit information for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$18,331	$11,618
Service costs	2,057	1,297
Interest cost	1,054	668
Actuarial loss	3,593	4,748
Benefits paid	(11)	—

Accumulated benefit obligation at end of period	25,024	18,331
Fair value of plan assets at end of period	—	—

Net liability recognized	$25,024	$18,331

At December 31, 2007 and 2006, the Company recorded an actuarial loss related to the accumulated postretirement benefit obligation in accumulated other comprehensive income. The changes in the actuarial loss that is included in accumulated other comprehensive income were as follows:

Balance as of December 31, 2006	$6,925
Actuarial loss	3,593
Amortization of actuarial loss	(283)

Balance as of December 31, 2007	10,235

The Company expects to recognize $430 of the net actuarial loss as a component of the net periodic benefit cost during 2008. Components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Net periodic benefit cost:
Service cost	$2,057	$1,297	$903
Interest cost	1,054	668	468
Amortization of actuarial loss	283	56	—

Benefit cost	$3,394	$2,021	$1,371

For measurement purposes, an 8.90% annual rate of increase in the per capita cost of covered health care benefits was assumed, gradually decreasing to 5.00% in 2015 and remaining level thereafter.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used. As of December 31, 2007, a one-percentage-point increase in assumed health care cost trend rates would increase total service and interest cost components and the postretirement benefit obligation by $680 and $3,533, respectively. Conversely, a one-percentage-point decrease would reduce total service and interest cost components and the postretirement benefit obligation by $571 and $3,028, respectively.

Estimated future benefit payments for the years indicated ending after December 31, 2007 are as follows:

2008	$306
2009	628
2010	1,047
2011	1,510
2012	2,064
2013 – 2017	19,711

Total	$25,266

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act) provides for a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company accounts for the subsidy as prescribed by FASB Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). As of December 31, 2007, the Company determined the effects of the Act resulted in a $1,533 reduction of its postretirement benefit obligation. The Act is expected to result in a $356 reduction of the Company’s postretirement benefit cost for the year ended December 31, 2008. The effect on the Company’s postretirement benefit cost components includes reductions of $175, $100 and $81 to the service cost, interest cost and amortization of accumulated postretirement benefit obligation, respectively.

Workers’ Compensation and Black Lung—The operations of the Company are subject to the federal and state workers’ compensation laws. These laws provide for the payment of benefits to disabled workers and their dependents, including lifetime benefits for black lung. The Company’s subsidiary operations are insured by a combination of participation in a state run program and insurance policies. The Company’s workers’ compensation liability is discounted at 5.75%.

The Company’s actuarially determined liability for self-insured black lung benefits is based on a 6.50% discount rate and various other assumptions, including incidence of claims, benefits escalation, terminations and life expectancy. The annual black lung expense consists of actuarially determined amounts for self-insured obligations. The estimated amount of discounted obligations for self-insured black lung claims, plus an estimate for incurred but not reported claims, was $17,758 and $17,598 as of December 31, 2007 and 2006, respectively. The unrecognized projected black lung benefit obligations (difference between recorded accrual and projected obligations) at December 31, 2007 and 2006 was a gain of approximately $7,030 and $3,431, respectively, and is being provided for over the future service period of current employees. The projected black lung obligations may vary in a given year based on the timing of claims filed and changes in assumptions. The Company recorded expenses related to black lung of $2,709, $4,245 and $2,419 for the years ended December 31, 2007, 2006 and 2005, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

UMWA Combined Benefit Fund (Coal Act)—The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of medical and death benefits for certain retired members of the UMWA. It provides for the assignment of beneficiaries to their former employers and any unassigned beneficiaries to employers based on a formula. Based upon actuarially determined amounts for the latest list of beneficiaries assigned to Anker, the Company estimates the amount of its obligation under the Coal Act to be approximately $1,464 and $5,244 as of December 31, 2007 and 2006, discounted at 6.00% and 5.75%, respectively. The Company recorded interest expense related to the Coal Act of $302, $345 and $37 for the years ended December 31, 2007, 2006 and 2005.

Retirement Plan—Those employees formerly employed by Anker have a contributory defined contribution retirement plan covering all employees who meet certain eligibility requirements. The plan provides for employer contributions representing 5% of compensation. The Company’s contributions amounted to approximately $1,051, $972 and $104 for the years ended December 31, 2007 and 2006 and the period November 18 (date of acquisition) through December 31, 2005, respectively.

401(k) Plans—The Company sponsors a savings and retirement plan for substantially all employees. The Company matches voluntary contributions of participants, except for those previously employed by Anker, up to a maximum contribution of 3% of a participant’s salary. The Company also contributes an additional 3% non-elective contribution for every employee eligible to participate in the program. The expense under this plan for the Company was $4,293, $5,182 and $3,999 for the years ended December 31, 2007, 2006 and 2005, respectively.

For those employees previously employed by Anker, and who meet eligibility requirements, the Company also has a 401(k) savings plan. The plan provides for either a 1% non-elective contribution for those employees who choose not to contribute or 100% match of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Thus, the Company’s contribution could be as much as 4% of each participant’s compensation, subject to statutory limits. The expense under this plan for the Company was $725, $764 and $78 for the years ended December 31, 2007 and 2006 and the period November 18 (date of acquisition) through December 31, 2005, respectively.

13.	EMPLOYEE STOCK AWARDS

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

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant date fair value of the options granted in 2007 was calculated using the following assumptions: expected lives of 5 years, weighted-average volatility of 43.2% with volatilities ranging from 43.0% to 48.1% and risk-free interest rates ranging from 4.0% to 5.1%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 3.25%. The estimated grant date fair value of the options granted in 2006 was calculated using the following assumptions: expected lives of 5 years, an expected weighted-average volatility of 48.1% and risk-free interest rates ranging from 4.6% to 5.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 1.0%.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Stock-based employee compensation expense of $3,134, $3,501 and $2,479, net of tax of $2,090, $2,167 and $1,277, related to the issuance of all stock awards outstanding was included in net income for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the Company’s outstanding options as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,814,302	$9.17
Granted	290,980	5.92
Forfeited	(92,940)	8.04

Outstanding at December 31, 2007	2,012,342	8.76	8.5	(6,833)

Vested or expected to vest at December 31, 2007	1,979,313	8.77	8.5	(6,748)

Exercisable at December 31, 2007	888,069	9.87	8.0	(4,007)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.65, $3.93 and $5.74, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	787,540	$10.29
Granted	116,120	5.87
Vested	(291,735)	11.04
Forfeited	(37,735)	8.09

Nonvested at December 31, 2007	574,190	9.15

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2007, 2006 and 2005 was $5.87, $8.50 and $13.48, respectively. The total fair value of restricted stock vested during the years ended December 31, 2007, 2006 and 2005 was $3,221, $2,933 and $2,022, respectively.

As of December 31, 2007, there was $6,072 of unrecognized compensation cost related to non-vested stock-based awards that is expected to be recognized over a weighted-average period of 2.1 years.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

14.	VARIABLE INTEREST ENTITIES

The Company acquired a 50% interest in Sycamore Group, LLC (“Sycamore”) in conjunction with its acquisition of Anker. Sycamore was established as a joint venture with an unrelated third-party to mine coal from the Sycamore No. 1 mine. The reserve from Sycamore No. 1 was depleted and the mine closed during the first quarter of 2007. The Company considers itself to be the primary beneficiary of Sycamore, based on an evaluation of its involvement with Sycamore and the provisions of FIN 46(R), and has consolidated the accounts of Sycamore as of December 31, 2007 and 2006, as well as the results of operations for the year ended December 31, 2007 and 2006 and for the period November 19, 2005 through December 31, 2005. The creditors of Sycamore have no recourse to the general credit of ICG. Amounts related to Sycamore that are included in the consolidated financial statements of ICG as of December 31, 2007 and 2006, as well as for the years ended December 31, 2007 and 2006 and for the period November 19, 2005 through December 31, 2005, are as follows:

	2007	2006
Assets	$257	$3,342
Liabilities	187	1,097
Revenue	1,808	10,343
Net income (loss)	(403)	130

15.	EARNINGS PER SHARE

Reconciliations of the weighted-average shares used to compute basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Net income (loss)	$(147,034)	$(9,320)	$32,328

Average common shares outstanding—Basic	152,304,461	152,028,165	111,120,211
Incremental shares arising from stock options	—	—	11,100
Incremental shares arising from restricted shares	—	—	29,976

Average common shares outstanding—Diluted	152,304,461	152,028,165	111,161,287

Earnings Per Share:
Basic	$(0.97)	$(0.06)	$0.29

Diluted	$(0.97)	$(0.06)	$0.29

Options to purchase 2,012,342 shares of common stock and 574,190 shares of restricted common stock outstanding at December 31, 2007 have been excluded from the computation of diluted net loss per share for the year ended December 31, 2007 because their effect was anti-dilutive. Options to purchase 1,814,302 shares of common stock and 787,540 shares of restricted common stock outstanding at December 31, 2006 have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 because their effect was anti-dilutive. Options outstanding at December 31, 2005 to purchase 325,000 shares of common stock were not included in the computation for the year ended December 31, 2005 because their effect was anti-dilutive.

On July 31, 2007, the Company completed an offering of $195,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2012 pursuant to Rule 144A under the Securities Act of 1933. On August 28, 2007, an additional $30,000 was sold pursuant to the exercise of an over-allotment option (see Note 9). The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $6.10 per share. The Company’s stock traded below the conversion price of $6.10 per share as of the year ended December 31, 2007. As a result, the effects of the potential conversion of the Convertible Notes were anti-dilutive and had no impact on the Company’s earnings per share.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

16.	COMMITMENTS AND CONTINGENCIES

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $108,515 as of December 31, 2007 to secure reclamation and other performance commitments. In addition, as of December 31, 2007, the Company also has bank letters of credit outstanding that total $69,951 under its revolving credit facility.

Coal Sales Contracts—As of December 31, 2007, the Company had commitments under 40 sales contracts to deliver annually scheduled base quantities of coal to 33 customers. The contracts expire from 2008 through 2020 with the Company contracted to supply a minimum of approximately 64.3 million tons of coal over the remaining lives of the contracts (maximum of approximately 12.9 million tons in 2008).

Coal Purchase Contracts—As of December 31, 2007, the Company had commitments to purchase coal to meet its sales commitments. Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices. The following is a summary of our future contractual purchase obligations by year as of December 31, 2007:

Year ending December 31:
2008	$24,277
2009	22,926
2010	13,479

Total	$60,682

The Company incurred purchased coal expense of approximately $13,892, $41,874 and $29,448 for the years ended December 31, 2007, 2006 and 2005 related to these coal purchase contracts.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Leases—The Company leases various mining, transportation and other equipment under operating and capital leases. Lease expense for the years ended December 31, 2007, 2006 and 2005 was $6,254, $15,194 and $15,731, respectively. All capital leases had expired as of December 31, 2007.

The Company also leases coal lands under agreements that call for royalties to be paid as the coal is mined. Total royalty expense for the years ended December 31, 2007, 2006 and 2005 was approximately $37,680, $38,458 and $26,027, respectively. Certain agreements require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Certain agreements may be cancelable at the Company’s discretion.

Non-cancelable future minimum lease and royalty payments as of December 31, 2007 are as follows:

	Royalties	Operating Leases
Year ended December 31,
2008	$8,385	$96
2009	8,294	59
2010	7,575	31
2011	7,531	6
2012	6,288	—
Thereafter	29,596	—

Total minimum lease payments	$67,669	$192

Bonding Royalty and Additional Payment—Lexington Coal Company, LLC (“LCC”) was organized in part by the founding ICG stockholders in conjunction with the acquisition of the former Horizon companies. LCC was organized to assume certain reclamation liabilities and assets of Horizon not otherwise being acquired by ICG or others. There was initially a limited commonality of ownership of LCC and ICG. In order to provide support to LCC, ICG provided a $10,000 letter of credit to support reclamation obligations (Bonding Royalty) and in addition agreed to pay a 0.75% payment on the gross sales receipts for coal mined and sold by the former Horizon companies that ICG acquired from Horizon until the completion by LCC of all reclamation liabilities that LCC assumed from Horizon (“Additional Payments”). On September 30, 2004, the Company prepaid $4,000 of such Additional Payments, accounting for the payment as additional purchase consideration. The prepayment was applied to actual Additional Payments through October 2005. In addition, Additional Payments of $3,883 and $3,975 were recorded in 2007 and 2006 as additional purchase price (goodwill) (see Note 6).

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

Employment Agreements—The Company entered into employment agreements with the Chief Executive Officer and the Senior Vice President, Secretary and General Counsel that expire on March 31, 2008 and April 24, 2008, respectively. Under the remaining terms of the employment agreements, the officers are guaranteed annual base compensation totaling $760.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Legal Matters—On August 23, 2006, the survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of the Company’s shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and it has fully reserved its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has agreed on the terms of settlement of the claims of two other plaintiffs and is awaiting entry of dismissal orders. The Company will vigorously defend itself against the remaining complaints.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that the Company breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company answered the amended complaint on August 13, 2007, disputing all of the remaining claims.

On April 5, 2007, the City of Ann Arbor Employees’ Retirement System filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers, directors and underwriters. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. The Company filed a motion to dismiss the amended complaint on September 28, 2007, and that motion remains pending.

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s subsidiary, Hazard, for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect the Company’s interests. If the Court finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

On January 7, 2008, Saratoga Advantage Trust filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding the Company’s operating condition and safety record.

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by the Mine Safety and Health Administration, and other regulatory agencies none of which are expected by management to individually or in the aggregate have a material adverse effect on the Company. In the opinion of management, the Company has recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

Performance Bonds—The Company has outstanding surety bonds with third parties of approximately $108,515 as of December 31, 2007 to secure reclamation and other performance commitments. In addition, at December 31, 2007 the Company has $69,951 of letters of credit outstanding under the revolving credit facility, a portion of which $57,526 provides support to the third parties for their issuance of surety bonds. In addition, the Company has posted cash collateral of $1,563 and $1,756 to secure reclamation and other performance commitments as of December 31, 2007 and 2006, respectively. This cash collateral is included in other non-current assets on the consolidated balance sheets.

Contract Mining Agreements—ICG’s subsidiary, ADDCAR Systems, LLC (“ADDCAR”), performs contract-mining services for various third parties and utilizes contract miners on some of its operations. Terms of the agreements generally allow either party to terminate the agreements on a short-term basis. The guaranteed monthly contract tonnage is mutually agreed upon and failure to meet the guaranteed contract tonnage may result in termination of the contract. Completion dates for work under these contracts vary in dates ranging from 2008 to 2010.

17.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company markets its coal principally to electric utilities in the United States, the majority of which have investment grade credit ratings. As of December 31, 2007 and 2006, trade accounts receivable from electric utilities totaled approximately $57,029 and $57,112, respectively. The Company evaluates each customer’s creditworthiness prior to entering into transactions and constantly monitors the credit extended, but does not require its customers to provide collateral. Credit losses are provided for in the consolidated financial statements and historically have been minimal.

The Company had coal sales to the following major customers that equaled or exceeded 10% of revenues:

	December 31, 2007 Total Receivable Balance	Year Ended December 31, 2007 Total Revenues	December 31, 2006 Total Receivable Balance	Year Ended December 31, 2006 Total Revenues	December 31, 2005 Total Receivable Balance	Year Ended December 31, 2005 Total Revenues
Customer A	$2,886	$97,389	$4,893	$135,025	$8,210	$95,832
Customer B	—	—	6,397	117,249	5,620	117,976
Customer C	—	—	6,041	94,935	5,138	68,202

Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal risk.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-term Debt: At December 31, 2007, we had $225,000 aggregate principal amount of our 9.0% Convertible Notes outstanding. The fair value of the Convertible Notes was approximately $266,445 as of December 31, 2007. At December 31, 2007 and 2006, we had $175,000 aggregate principal amount of our 10.25% Senior Notes outstanding. The fair value of the Senior Notes was approximately $167,125 as of December 31, 2007 and approximated fair value as of December 31, 2006 as the Senior Notes were trading at par as of that date.

The carrying value of the credit facility at December 31, 2006 approximates fair value of the facility, as the interest rate is variable. The carrying value of the Company’s capital lease obligations and other debt approximate fair value at December 31, 2007 and 2006.

19.	RELATED PARTY TRANSACTIONS AND BALANCES

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

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the year ended December 31, 2007, the Company recorded expenses totaling approximately $739 relating to these matters. The Company did not incur any such expenses during the year ended December 31, 2006.

On July 16, 2007, the Company and its subsidiaries entered into a $25,000 bridge loan with a certain fund affiliated with WLR. The loan, plus accrued interest of $92, was repaid in full on July 31, 2007 with a portion of the proceeds from the Convertible Notes offering. The Company and its subsidiaries were jointly and severally liable for the loan.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Reportable segment results for continuing operations for the year ending December 31, 2007 and segment assets as of December 31, 2007 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$530,255	$133,284	$68,440	$117,176	$849,155
Adjusted EBITDA	47,442	(22,215)	15,463	18,363	59,053
Depreciation, depletion and amortization	60,015	9,467	6,527	10,508	86,517
Goodwill impairment loss	170,402	—	—	—	170,402
Capital expenditures	129,021	37,896	2,639	11,695	181,251
Total assets	653,288	161,306	37,861	451,108	1,303,563
Goodwill	—	—	—	30,237	30,237

Revenue in the Ancillary category consists primarily of $76,802 relating to the Company’s brokered coal sales and $18,994 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $11,518.

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

Revenue in the Ancillary category consists primarily of $141,919 relating to the Company’s brokered coal sales and $25,249 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $31,320. At December 31, 2005, the purchase price allocation related to the acquisition of Anker and CoalQuest was preliminary. In 2006, goodwill and certain assets acquired and liabilities assumed were adjusted to fair value as a result of the finalization of the purchase price allocation. See Note 3.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization, impairment charges and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income	$(147,034)	$(9,320)	$32,328
Depreciation, depletion and amortization	86,517	72,218	43,076
Interest expense, net	35,140	18,091	14,394
Income tax (benefit) expense	(85,623)	(9,015)	16,986
Impairment charges	170,402	—	—
Minority interest	(349)	58	(15)

Adjusted EBITDA	$59,053	$72,032	$106,769

21.	SUPPLEMENTARY GUARANTOR INFORMATION

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 and an aggregate principal amount of $225,000 of Convertible Senior Notes due 2012 (the “Convertible Notes”) in July and August 2007 (see Note 9). In connection with the Company’s exchange of the Notes for an equal principal amount of notes registered under the Securities Act of 1933 and the registration of the Convertible Notes for resale under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes and Convertible Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes and Convertible Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company on a consolidated basis as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. The Notes and Convertible Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions, disposals or internal corporate reorganizations. The Notes and Convertible Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Statements of Operations

For the Year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$847,378	$1,808	$(31)	$849,155
Cost of coal sales	—	729,222	2,890	—	732,112
Freight and handling costs	—	29,594	—	—	29,594
Cost of other revenues	—	34,046	—	—	34,046
Depreciation, depletion and amortization	—	86,410	107	—	86,517
Selling, general and administrative	—	33,325	31	(31)	33,325
Gain on sale of assets	—	(38,225)	(431)	—	(38,656)
Goodwill impairment loss	—	170,402	—	—	170,402

Total costs and expenses	—	1,044,774	2,597	(31)	1,047,340

Income (loss) from operations	—	(197,396)	(789)	—	(198,185)
Interest income (expense), net	(27,730)	(7,447)	37	—	(35,140)
Other, net	—	319	—	—	319

Income (loss) before taxes and minority interest	(27,730)	(204,524)	(752)	—	(233,006)
Income tax benefit	85,623	—	—	—	85,623
Minority interest	—	—	349	—	349
Equity in net income (loss) of subsidiaries	(204,927)	(403)	—	205,330	—

Net income (loss)	$(147,034)	$(204,927)	$(403)	$205,330	$(147,034)

Statements of Operations

For the Year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$881,425	$10,343	$(174)	$891,594
Cost of coal sales	—	729,893	10,021	—	739,914
Freight and handling costs	—	18,890	—	—	18,890
Cost of other revenues	—	29,418	—	—	29,418
Depreciation, depletion and amortization	—	71,906	312	—	72,218
Selling, general and administrative	—	34,578	174	(174)	34,578
Gain on sale of assets	—	(790)	(335)	—	(1,125)

Total costs and expense	—	883,895	10,172	(174)	893,893

Income (loss) from operations	—	(2,470)	171	—	(2,299)
Interest income (expense), net	(9,684)	(8,423)	16	—	(18,091)
Other, net	—	2,113	—	—	2,113

Income (loss) before taxes and minority interest	(9,684)	(8,780)	187	—	(18,277)
Income tax benefit	9,015	—	—	—	9,015
Minority interest	—	—	(58)	—	(58)
Equity in net income (loss) of subsidiaries	(8,651)	129	—	8,522	—

Net income (loss)	$(9,320)	$(8,651)	$129	$8,522	$(9,320)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Statements of Operations

For the Year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$649,411	$1,098	$(18)	$650,491
Cost of coal sales	—	486,749	1,098	—	487,847
Freight and handling costs	—	8,601	—	—	8,601
Cost of other revenues	—	22,250	—	—	22,250
Depreciation, depletion and amortization	—	43,034	42	—	43,076
Selling, general and administrative	—	28,828	18	(18)	28,828
Gain on sale of assets	—	(502)	—	—	(502)

Total costs and expenses	—	588,960	1,158	(18)	590,100

Income (loss) from operations	—	60,451	(60)	—	60,391
Interest income (expense), net	—	(14,402)	8	—	(14,394)
Other, net	—	3,298	4	—	3,302

Income (loss) before taxes and minority interest	—	49,347	(48)	—	49,299
Income tax expense	(16,986)	—	—	—	(16,986)
Minority interest	—	—	15	—	15
Equity in net income (loss) of subsidiaries	49,314	(33)	—	(49,281)	—

Net income (loss)	$32,328	$49,314	$(33)	$(49,281)	$32,328

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$106,903	$247	$—	$107,150
Accounts receivable	—	83,776	10	(21)	83,765
Inventories, net	—	40,679	—	—	40,679
Deferred income taxes	5,000	—	—	—	5,000
Prepaid insurance	—	10,618	—	—	10,618
Income taxes receivable	8,854	—	—	—	8,854
Prepaid expenses and other	—	9,138	—	—	9,138

Total current assets	13,854	251,114	257	(21)	265,204
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	974,334	—	—	974,334
DEBT ISSUANCE COSTS, net	11,206	2,260	—	—	13,466
ADVANCE ROYALTIES	—	14,661	—	—	14,661
GOODWILL	—	30,237	—	—	30,237
OTHER NON-CURRENT ASSETS	—	5,661	—	—	5,661
INVESTMENT IN SUBSIDIARIES	958,527	35	—	(958,562)	—

Total assets	$983,587	$1,278,302	$257	$(958,583)	$1,303,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41	$69,996	$26	$(21)	$70,042
Short-term debt	—	—	—	—	—
Current portion of long-term debt and capital leases	—	4,234	—	—	4,234
Current portion of reclamation and mine closure costs	—	7,333	—	—	7,333
Current portion of employee benefits	—	2,925	—	—	2,925
Accrued expenses and other	16,792	45,913	18	—	62,723

Total current liabilities	16,833	130,401	44	(21)	147,257
LONG-TERM DEBT AND CAPITAL LEASES	400,000	8,096	—	—	408,096
RECLAMATION AND MINE CLOSURE COSTS	—	78,444	143	—	78,587
LONG-TERM EMPLOYEE BENEFITS	—	55,132	—	—	55,132
DEFERRED INCOME TAXES	52,355	—	—	—	52,355
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	39,668	—		39,668
OTHER NON-CURRENT LIABILITIES	28	8,034	—	—	8,062

Total liabilities	469,216	319,775	187	(21)	789,157
MINORITY INTEREST	—	—	35	—	35
TOTAL STOCKHOLDERS’ EQUITY	514,371	958,527	35	(958,562)	514,371

Total Liabilities and Equity	$983,587	$1,278,302	$257	$(958,583)	$1,303,563

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Balance Sheets

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,749	$1,993	$—	$18,742
Accounts receivable	10	70,302	954	(173)	71,093
Inventories, net	—	40,587	—	—	40,587
Deferred income taxes	5,950	—	—	—	5,950
Prepaid insurance	—	10,917	69	—	10,986
Income taxes receivable	13,280	—	—	—	13,280
Prepaid expenses and other	—	7,225	219	—	7,444

Total current assets	19,240	145,780	3,235	(173)	168,082
PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	919,987	107	—	920,094
DEBT ISSUANCE COSTS, net	4,636	7,836	—	—	12,472
ADVANCE ROYALTIES	—	12,634	—	—	12,634
GOODWILL	—	196,757	—	—	196,757
OTHER NON-CURRENT ASSETS	—	6,852	—	—	6,852
INVESTMENT IN SUBSIDIARIES	960,394	1,149	—	(961,543)	—

Total assets	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$56,049	$515	$(173)	$56,391
Short-term debt	—	19,815	—	—	19,815
Current portion of long-term debt and capital leases	—	1,669	80	—	1,749
Current portion of reclamation and mine closure costs	—	4,198	—	—	4,198
Current portion of employee benefits	—	2,555	—	—	2,555
Accrued expenses and other	9,367	41,403	198	—	50,968

Total current liabilities	9,367	125,689	793	(173)	135,676
LONG-TERM DEBT AND CAPITAL LEASES	175,000	3,286	—	—	178,286
RECLAMATION AND MINE CLOSURE COSTS	—	88,168	304	—	88,472
LONG-TERM EMPLOYEE BENEFITS	—	45,390	—	—	45,390
DEFERRED INCOME TAXES	141,553	—	—	—	141,553
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	58,882	—	—	58,882
OTHER NON-CURRENT LIABILITIES	—	9,186	—	—	9,186

Total liabilities	325,920	330,601	1,097	(173)	657,445
MINORITY INTEREST	—	—	1,096	—	1,096
TOTAL STOCKHOLDERS’ EQUITY	658,350	960,394	1,149	(961,543)	658,350

Total Liabilities and Equity	$984,270	$1,290,995	$3,342	$(961,716)	$1,316,891

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Net cash from operating activities	$(16,061)	$38,715	$(559)	$—	$22,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	46,524	—	—	46,524
Additions to property, plant, equipment and mine development	—	(160,431)	—	—	(160,431)
Cash paid related to acquisitions, net	—	(12,717)	—	—	(12,717)
Withdrawals of restricted cash	—	193	—	—	193
Distribution to joint venture	—	(100)	—	—	(100)
Investment in subsidiaries	(201,096)	1,107	—	199,989	—

Net cash from investing activities	(201,096)	(125,424)	—	199,989	(126,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes offering	225,000	—	—	—	225,000
Borrowings on short-term debt	—	26,082	—	—	26,082
Repayments on short-term debt	—	(45,368)	—	—	(45,368)
Borrowings on long-term debt	—	65,000	—	—	65,000
Repayments on long-term debt and capital leases	—	(68,505)	(80)	—	(68,585)
Debt issuance costs	(7,843)	(1,442)	—	—	(9,285)
Contributions (distributions)	—	201,096	(1,107)	(199,989)	—

Net cash from financing activities	217,157	176,863	(1,187)	(199,989)	192,844

Net change in cash and cash equivalents	—	90,154	(1,746)	—	88,408
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$106,903	$247	$—	$107,150

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Net cash from operating activities	$2,743	$53,179	$(331)	$—	$55,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	3,782	—	—	3,782
Net proceeds from sale-leaseback	—	5,413	—	—	5,413
Additions to property, plant, equipment and mine development	—	(165,658)	—	—	(165,658)
Cash paid related to acquisitions, net	—	(4,721)	—	—	(4,721)
Withdrawals of restricted cash	—	191	224	—	415
Investment in subsidiaries	(172,790)	(190)	—	172,980	—

Net cash from investing activities	(172,790)	(161,183)	224	172,980	(160,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	175,000	—	—	—	175,000
Borrowings on short-term debt	—	10,375	—	—	10,375
Repayments on short-term debt	—	(20,400)	—	—	(20,400)
Borrowings on long-term debt	—	71,543	—	—	71,543
Repayments on long-term debt and capital leases	—	(112,190)	(228)	—	(112,418)
Debt issuance costs	(4,953)	(4,414)	—	—	(9,367)
Contributions (distributions)	—	172,790	190	(172,980)	—

Net cash from financing activities	170,047	117,704	(38)	(172,980)	114,733

Net change in cash and cash equivalents	—	9,700	(145)	—	9,555
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	7,049	2,138	—	9,187

CASH AND EQUIVALENTS, END OF PERIOD	$—	$16,749	$1,993	$—	$18,742

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Statements of Cash Flows

For the Year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated Company
Net cash from operating activities	$(17,277)	$94,111	$485	$—	$77,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	576	—	—	576
Additions to property, plant, equipment and mine development	—	(108,231)	—	—	(108,231)
Cash paid related to acquisitions, net	—	(458)	—	—	(458)
Withdrawals (deposits) of restricted cash	—	3,624	(224)	—	3,400
Investment in subsidiaries	(193,442)	(1,912)	—	195,354	—

Net cash from investing activities	(193,442)	(106,401)	(224)	195,354	(104,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200	—	—	—	200
Repayments on short-term debt	—	(7,461)	—	—	(7,461)
Borrowings on long-term debt	—	77,500	—	—	77,500
Repayments on long-term debt and capital leases	—	(267,665)	(36)	—	(267,701)
Debt issuance costs	—	(443)	—	—	(443)
Proceeds from public offering, net	210,519	—	—	—	210,519
Contributions (distributions)	—	193,441	1,913	(195,354)	—

Net cash from financing activities	210,719	(4,628)	1,877	(195,354)	12,614

Net change in cash and cash equivalents	—	(16,918)	2,138	—	(14,780)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	23,967	—	—	23,967

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,049	$2,138	$—	$9,187

22.	QUARTERLY DATA

The following is a summary of selected quarterly financial information (unaudited):

	2007
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$228,314	$208,050	$207,829	$204,962
Income (loss) from operations	(8,815)	(10,850)	10,230	(188,750)
Net loss	(8,068)	(10,234)	(1,283)	(127,449)
Basic earnings per common share	$(0.05)	$(0.07)	$(0.01)	$(0.84)
Diluted earnings per common share	$(0.05)	$(0.07)	$(0.01)	$(0.84)

	2006
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$213,503	$225,143	$226,231	$226,717
Income (loss) from operations	(6,612)	2,995	(6,667)	7,985
Net loss	(6,189)	(601)	(2,433)	(97)
Basic earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)
Diluted earnings per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Other Additions (Deductions)	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	$36	$503	$—	$539
Reserve for inventory obsolescence	576	(82)	284	778
Reserve for loss—advance royalties	638	3,414	(281)	3,771
Year ended December 31, 2006
Allowance for doubtful accounts	—	36	—	36
Reserve for inventory obsolescence	311	265	—	576
Reserve for loss—advance royalties	—	(412)	1,050	638
Year ended December 31, 2005
Reserve for inventory obsolescence	74	237	—	311

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date
/s/ Bennett K. Hatfield	President, Chief Executive	February 29, 2008
Bennett K. Hatfield	Officer and Director (Principal Executive Officer)

/s/ Bradley W. Harris	Senior Vice President and Chief Financial Officer	February 29, 2008
Bradley W. Harris	(Principal Accounting and Principal Financial Officer)

* Wilbur L. Ross, Jr.	Non-Executive Chairman and Director	February 29, 2008

*	Director	February 29, 2008
Maurice E. Carino, Jr.

*	Director	February 29, 2008
Cynthia B. Bezik

*	Director	February 29, 2008
William J. Catacosinos

*	Director	February 29, 2008
Stanley N. Gaines

*	Director	February 29, 2008
Wendy L. Teramoto

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description	Note
2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(B	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(B	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(C	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(B	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(B	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(C	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(D	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(B	)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(C	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee relating to International Coal Group, Inc.’s 10.25% senior notes	(H	)

4.5	Form of 10.25% senior note (included in Exhibit 4.1)	(H	)

4.6	Form of guarantee relating to International Coal Group, Inc.’s 10.25% senior notes (included in Exhibit 4.1)	(H	)

4.7	Indenture, dated as of July 31, 2007, among International Coal Group, Inc., and the guarantors party thereto and The Bank of New York Trust Company, N.A. as Trustee, relating to International Coal Group, Inc.’s 9.00% Convertible Notes.	(J	)

4.8	Form of 9.00% Senior Convertible Note (included in Exhibit 4.7)	(J	)

4.9	Form of Guarantee relating to International Coal Group, Inc.’s 9.00% Convertible Notes	(J	)

4.10	Registration Rights Agreement, dated as of July 31, 2007, among International Coal Group, Inc., and the guarantors party thereto and UBS Securities LLC as purchaser.	(J	)

10.1	Second Amended and Restated Credit Agreement, dated June 23, 2006, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(H	)

Exhibit No.	Description	Note
10.2	Security Agreement dated as of September 30, 2004 among ICG, LLC and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent	(A	)

10.3	Advisory Services Agreement effective as of October 1, 2004 between International Coal Group, LLC and W.L. Ross & Co. LLC	(A	)

10.4	Employment Agreement dated March 14, 2005 by and between Bennett K. Hatfield and International Coal Group, Inc.	(A	)

10.5	Employment Agreement dated April 25, 2005 by and between Roger L. Nicholson and International Coal Group, Inc.	(B	)

10.6	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan	(D	)

10.7	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Incentive Stock Option Agreement	(D	)

10.8	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Non-Qualified Stock Option Agreement	(D	)

10.9	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Restricted Share Agreement	(D	)

10.10	Form of Indemnification Agreement	(D	)

10.11	Fee Lease between Kentucky Union Company, lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of Flint Ridge Surface Mine, amended by:	(C	)

(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.14	Coal Lease between Knight-Ink Heirs, lessor, and ICG Eastern, LLC (assigned from Cherry River Coal and Coke Company), lessee, of Birch River Mine, amended by:	(C	)

(a) Partial Assignment of Lease, dated September 20, 1984, assigning to Twin River Coal Co.

(b) General Conveyance, Assignment and Transfer, dated December 8, 1988, assigning to Island Creek Coal Co.

(c) Assignment, dated December 12, 1990, assigning to Laurel Run Mining Co.

(d) Consent Letter, dated as of October 25, 1995

(e) Partial Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(f) Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(g) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

Exhibit No.	Description	Note
10.15	Coal Lease between NGHD Lands, et al., lessor, and ICG Eastern, LLC (assigned from Coastal Coal-West Virginia, LLC), lessee, of Birch River Mine, amended by:	(C	)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.17	Fee Lease between M-B, LLC, lessor, and ICG Eastern, LLC (assigned from ANR Coal Development Company), lessee, of Birch River Mine, amended by:	(C	)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.18	Fee Lease between ACIN (successor-in-interest to CSTL, LLC), lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of County Line and Rowdy Gap Mines, amended by:	(C	)

(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.19	Fee Lease between Kentucky River Properties, LLC, lessor, and ICG Hazard, LLC (assigned from Shamrock Coal Company), lessee, of Rowdy Gap and Thunder Ridge Mines, amended by:	(C	)

(a) Agreement of Assignment, dated July 8, 1992, assigning to Ray Coal Company, Inc.

(b) Assignment and Assumption Agreement, dated June 30, 1994, assigning to Ikerd-Bandy, Co.

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.20	Lease between Allegany Coal and Land Company, lessor, and Patriot Mining Company, Inc., lessee, of Allegany County, Maryland Mine, including:	(C	)

(a) Amendment 1, dated and effective June 7, 1999

(b) Amendment 2, dated and effective August 31, 1999

(c) Amendment 3, dated and effective June 1, 2000

(d) Amendment 4, dated and effective June 1, 2001

(e) Default Letter, dated and effective May 6, 2002

(f) Letter Agreement, dated and effective May 8, 2002

10.21	Lease between The Crab Orchard Coal and Land Company, lessor, and Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company), ICG Beckley, LLC (successor-in-interest to Winding Gulf Coals, Inc.), lessee, of Beckley Mine, including:	(C	)

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

(a) Option to Lease, dated May 27, 1994

(b) Guarantee, dated and effective May 1994

(c) Memorandum of Lease, dated and effective September 21, 1995

(d) Assignment, dated June 17, 2006

10.25	Sublease between Reserve Coal Properties, sublessors, and Patriot Mining Company, sublessee, of Sycamore No. 2 Mine	(C	)

10.27	Contract for Sale and Purchase of Coal dated July 1, 1980, between City of Springfield, Illinois and, ICG Illinois, LLC (assigned from Turis Coal Company), amended by:	(B	)

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

(a) First Amendment, effective as of September 1, 1995

(b) Second Amendment, effective as of March 15, 2002

(c) Third Amendment, effective as of October 31, 2004

(d) Coal Price Adjustment Agreement, effective as of October 31, 2004

10.29‡	Coal Sales Agreement, dated as of February 17, 2006, between Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.) and Allegheny Energy Supply Company, LLC and Monongahela Power Company	(G	)

10.30	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(I	)

10.31	International Coal Group, Inc. Executive Severance Plan	(I	)

10.32	International Coal Group Inc. Director Compensation Plan	(I	)

10.33‡	Coal Lease Agreement Between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc., Lessors and Rocking Chair Energy Company, LLC, Lessees, including (a) Assignment and Consent Agreement dated March 28, 2007 by and between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc, Rocking Chair Energy Company, LLC, and Wolf Run Mining Company (b) Amendment No. 1 to Lease Agreement made effective as of April 1, 2007 by and between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc., Lessors and Rocking Chair Energy Company, LLC and Wolf Run Mining Company (c) Corporate Guaranty of International Coal Group, Inc. dated as of April 1, 2007	(I	)

10.34‡	Lease and Sublease Agreement between Penn Virginia Operating Co., LLC, lessor, and ICG Knott County, LLC (assigned from Greymont Mining Corp.), lessee, as amended by First Amendment to Lease and Sublease Agreement, dated November 11, 2005 and letter agreement dated February 12, 2007.	(L	)

10.35‡	Coal Facility Lease and Operating Agreement, dated July 7, 2005, between Loadout LLC, lessor, and ICG Knott County, LLC (assigned from Elk Ridge, Inc.), lessee, as amended by First Amendment to Coal Facility Lease and Operating Agreement, dated November 11, 2005.	(L	)

10.36	International Coal Group, Inc. Director Compensation Plan (as amended 2007)	(K	)

10.37	Second Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A. as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(J	)

11.1	Statement regarding Computation of Earnings Per Share	(L	)

21.1	List of Subsidiaries	(L	)

23.1	Consent of Deloitte & Touche, LLP	(L	)

24.1	Power of attorney, dated February 26, 2008	(L	)

31.1	Certification of the Chief Executive Officer	(L	)

31.2	Certification of the Principal Financial Officer	(L	)

32.1	Certification Pursuant to § 906 of the Sarbanes- Oxley Act of 2002	(L	)

(A)	Previously filed as an exhibit to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on April 28, 2005 and incorporated herein by reference.
(B)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.

(C)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.
(D)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.
(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005 and incorporated herein by reference.
(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005 and incorporated herein by reference.
(G)	Previously filed as an exhibit to Amendment No. 6 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 14, 2005 and incorporated herein by reference.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on June 26, 2006 and incorporated herein by reference.
(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007 and incorporated herein by reference.
(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on July 31, 2007, and incorporated herein by reference.
(K)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 8, 2007, and incorporated herein by reference.
(L)	Filed herewith.
‡	Confidential treatment requested as to certain portions that have been omitted and filed separately with the Securities and Exchange Commission.