Form 10-Q
period 2008-03-31
International Coal Group, Inc.
filed 2008-05-09
CIK 1320934

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2008 — 153,226,480.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,208	$107,150
Accounts receivable, net of allowances of $539 for each period shown	104,865	83,765
Inventories, net	44,360	40,679
Deferred income taxes	6,815	5,000
Prepaid insurance	8,872	10,618
Income taxes receivable	8,854	8,854
Prepaid expenses and other	8,003	9,138

Total current assets	235,977	265,204

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	977,252	974,334
DEBT ISSUANCE COSTS, net	12,793	13,466
ADVANCE ROYALTIES, net	16,321	14,661
GOODWILL	30,237	30,237
OTHER NON-CURRENT ASSETS	6,385	5,661

Total assets	$1,278,965	$1,303,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,020	$70,042
Current portion of long-term debt	4,285	4,234
Current portion of reclamation and mine closure costs	7,333	7,333
Current portion of employee benefits	2,925	2,925
Accrued expenses and other	66,411	62,723

Total current liabilities	144,974	147,257

LONG-TERM DEBT	406,999	408,096
RECLAMATION AND MINE CLOSURE COSTS	78,195	78,587
EMPLOYEE BENEFITS	57,617	55,132
DEFERRED INCOME TAXES	46,400	52,355
BELOW-MARKET COAL SUPPLY AGREEMENTS	35,147	39,668
OTHER NON-CURRENT LIABILITIES	5,397	8,062

Total liabilities	774,729	789,157

MINORITY INTEREST	42	35

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 153,201,196 and 152,992,109, respectively, shares issued and outstanding	1,532	1,530
Additional paid-in capital	640,461	639,160
Accumulated other comprehensive loss	(5,837)	(5,903)
Retained deficit	(131,962)	(120,416)

Total stockholders’ equity	504,194	514,371

Total liabilities and stockholders’ equity	$1,278,965	$1,303,563

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
REVENUES:
Coal sales revenues	$226,604	$212,960
Freight and handling revenues	11,283	5,030
Other revenues	14,038	10,324

Total revenues	251,925	228,314
COSTS AND EXPENSES:
Cost of coal sales, exclusive of items shown separately below	208,804	194,149
Freight and handling costs	11,283	5,030
Cost of other revenues, exclusive of items shown separately below	8,935	8,188
Depreciation, depletion and amortization	21,957	21,176
Selling, general and administrative	8,526	8,628
Gain on sale of assets, net	(211)	(42)

Total costs and expenses	259,294	237,129

Loss from operations	(7,369)	(8,815)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(11,981)	(6,331)
Other, net	—	562

Total interest and other income (expense)	(11,981)	(5,769)

Loss before income taxes and minority interest	(19,350)	(14,584)
INCOME TAX BENEFIT	7,811	6,155
MINORITY INTEREST	(7)	361

Net loss	$(11,546)	$(8,068)

Earnings per share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
Weighted-average common shares outstanding:
Basic	152,448,665	152,132,534
Diluted	152,448,665	152,132,534

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,546)	$(8,068)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	21,957	21,176
Amortization of deferred finance costs included in interest expense	706	629
Minority interest	7	(361)
Compensation expense on restricted stock and options	1,303	1,339
Gain on sale of assets, net	(211)	(42)
Deferred income taxes	(7,811)	(6,315)
Amortization of accumulated postretirement benefit obligation	107	71
Changes in assets and liabilities:
Accounts receivable	(21,100)	(12,184)
Inventories	(3,681)	(5,293)
Prepaid expenses and other	2,881	2,546
Other non-current assets	(2,471)	(282)
Accounts payable	(1,281)	8,937
Accrued expenses and other	3,688	2,457
Reclamation and mine closure costs	(542)	1,874
Other liabilities	(180)	2,015

Net cash from operating activities	(18,174)	8,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	99	68
Additions to property, plant, equipment and mine development	(33,876)	(36,572)
Cash paid related to acquisitions and net assets acquired	—	(5,924)
Withdrawals of restricted cash	88	344

Net cash from investing activities	(33,689)	(42,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553
Repayments on short-term debt	—	(9,516)
Borrowings on long-term debt	—	35,000
Repayments on long-term debt and capital leases	(1,046)	(514)
Debt issuance costs	(33)	(1,011)

Net cash from financing activities	(1,079)	24,512

NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,942)	(9,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,150	18,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,208	$9,669

Supplemental information:
Cash paid for interest (net of amount capitalized)	$18,511	$10,490

Cash (paid) received for income taxes, net	$(1)	$547

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$(4,741)	$6,565

Purchases of property, plant, equipment and mine development through financing arrangements	$—	$3,877

Assets acquired through the assumption of liabilities	$—	$1,586

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

The accompanying interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows, however, adoption did result in additional information being included in the footnotes accompanying the Company’s condensed consolidated financial statements. See Note 8.

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 17, 2007. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

Noncontrolling Interests—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Coal	$20,815	$19,855
Parts and supplies	24,429	21,602
Reserve for obsolescence–parts and supplies	(884)	(778)

Total	$44,360	$40,679

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2008	December 31, 2007
Coal lands	$556,907	$596,649
Mining and other equipment and related facilities	446,427	396,382
Mine development and contract costs	100,064	81,431
Construction work in process	25,244	51,352
Land and land improvements	18,589	18,112
Coalbed methane well development costs	14,362	14,276
Mine development in process	54,656	46,708

	1,216,249	1,204,910
Less–accumulated depreciation, depletion and amortization	(238,997)	(230,576)

Net property, plant, equipment and mine development	$977,252	$974,334

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended March 31, 2008 and 2007 was $26,478 and $27,084, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(5) Long-term Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
9.00% Convertible senior notes, due 2012	$225,000	$225,000
10.25% Senior notes, due 2014	175,000	175,000
Equipment notes	11,284	12,330

Total	411,284	412,330
Less–current portion	(4,285)	(4,234)

Long-term debt	$406,999	$408,096

Convertible Senior Notes—The Convertible Senior Notes due 2012 (the “Convertible Notes”) bear interest at an annual rate of 9.00%, payable semi-annually in arrears on February 1 and August 1 of each year. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash.

The Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per $1,000 principal amount of the Convertible Notes). The conversion rate of the Convertible Notes will be increased if the average of the volume-weighted average price of the Company’s common stock for a 20 consecutive trading day period ending on, but not including, August 1, 2008, is less than $6.10. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. No circumstances occurred during the three months ended March 31, 2008 that would cause the Convertible Notes to become convertible. Accordingly, there were no potentially convertible shares at March 31, 2008.

The FASB has proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). If issued as currently contemplated, FSP APB 14-a would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from the Convertible Notes in this manner, the Company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding the embedded conversion option). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Convertible Notes are within the scope of the proposed FSP and the Company is currently evaluating its potential impact, including the amount of additional interest expense. FSP APB 14-a would be effective for financial statements for fiscal years beginning after December 15, 2008 and would be applied retrospectively for all periods presented. There can be no assurance that the proposed FSP will be issued in the form currently contemplated by the FASB, or at all.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 10.

Credit Facility—In June 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, the Company further amended the Amended Credit Facility to decrease the maximum borrowings to $100,000, of which a maximum of $80,000 may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. As of March 31, 2008, the Company had no borrowings outstanding and letters of credit totaling $69,951 outstanding, leaving $30,049 available for future borrowing capacity. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus a margin of 1.25% to 2.00% based on the Company’s leverage ratio as of March 31, 2008 or LIBOR plus a margin of 2.25% to 3.00% based on the Company’s leverage ratio as of March 31, 2008. As of March 31, 2008, the Company was in compliance with its covenants under the Amended Credit Facility.

Equipment Notes—The equipment notes have maturity dates extending to November 2011 and are collateralized by mining equipment. At March 31, 2008, the equipment notes bore interest at fixed rates that ranged from 5.10% to 7.45%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(6) Income Taxes

The effective income tax rate for the three months ended March 31, 2008 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended March 31, 2008 decreased to 40% from 42% for the three months ended March 31, 2007, primarily as a result of the effect of income tax deductions for depletion of mineral rights on projected earnings. The Company recognizes interest expense and penalties related to unrecognized tax benefits as interest expense and other expense, respectively, in its consolidated statement of operations.

(7) Employee Benefits

The following table details the components of net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Net periodic benefit cost:
Service cost	$652	$514
Interest cost	407	264
Amortization of net loss	107	71

Benefit cost	$1,166	$849

The plan is unfunded, therefore, no contributions were made by the Company for the three months ended March 31, 2008 and 2007.

(8) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 requirements for certain non-financial assets and liabilities were permitted to be deferred until the first quarter of 2009 in accordance with FSP 157-2, Effective Date of FASB Statement No. 157. At the time of the partial adoption of SFAS No. 157, there were no nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis. SFAS No. 157 establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Inputs other than Level 1 that are based on observable market data, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs that are observable that are not prices and inputs that are derived from or corroborated by observable markets.

•	Level 3 – Developed from unobservable data, reflecting an entity’s own assumptions.

The Company entered into an Interest Rate Collar Agreement (the “Collar”) that expires on March 31, 2009. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. At March 31, 2008, a liability for the fair value of the Collar was included in accrued expenses and other in the Company’s consolidated balance sheet. The value of the Company’s interest rate collar is based on a forward LIBOR curve which is observable at commonly quoted intervals for the full term of the agreement and is considered a Level 2 input. The Company recognizes the change in the fair value of this agreement in the period of change. For the three months ended March 31, 2008, the Company recorded a loss of $2,725 related to the change in fair value. The loss is included in interest expense in the Company’s consolidated statement of operations.

The following table presents the fair value hierarchy for financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using:
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Collar Agreement	$5,013	$—	$5,013	$—

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(9) Employee Stock Awards

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the granting of stock options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 8,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The option and restricted stock awards generally vest in equal annual installments of 25% over a four-year period. The Company recognizes expense related to the awards on a straight-line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant-date fair value of the options granted during the three months ended March 31, 2008 was calculated using the following assumptions: expected lives of 5 years, an expected weighted-average volatility of 43.0% and risk-free interest rates ranging from 2.7% to 3.2%. The Company assumed that no dividends will be paid and estimated a forfeiture rate of 3.25%. There were no options granted during the three months ended March 31, 2007.

Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The forfeiture rate was determined based on the Company’s historical forfeiture rate and estimates of future forfeitures.

Stock-based employee compensation expense of $782 and $803, net of tax of $521 and $535, related to the issuance of all stock awards outstanding was included in net income for the three months ended March 31, 2008 and 2007, respectively.

A summary of the Company’s outstanding options as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,012,342	$8.76
Granted	871,760	6.00
Forfeited	(40,840)	8.02

Outstanding at March 31, 2008	2,843,262	7.92	8.6	$(4,470)

Vested or expected to vest at March 31, 2008	2,770,105	7.96	8.6	(4,461)

Exercisable at March 31, 2008	967,832	9.96	7.5	(3,497)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $2.46. There were no options granted during the three months ended March 31, 2007.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	574,190	$9.15
Granted	224,640	6.01
Vested	(84,500)	12.85
Forfeited	(17,885)	8.52

Nonvested at March 31, 2008	696,445	7.71

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2008 was $6.01. There were no restricted stock awards granted during the three months ended March 31, 2007. The total fair value of restricted stock vested during the three months ended March 31, 2008 and 2007 was $1,086 and $894, respectively.

As of March 31, 2008, there was $8,131 of unrecognized compensation cost related to non-vested stock-based awards that is expected to be recognized over a weighted-average period of 2.85 years.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(10) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(11,546)	$(8,068)

Weighted-average common shares outstanding – Basic	152,448,665	152,132,534
Incremental shares arising from stock options	—	—
Incremental shares arising from restricted shares	—	—

Weighted-average common shares outstanding – Diluted	152,448,665	152,132,534

Earnings Per Share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

Options to purchase 2,843,262 shares of common stock and 696,445 shares of restricted common stock outstanding at March 31, 2008 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 because their effect was anti-dilutive. Options to purchase 1,810,272 shares of common stock and 716,490 shares of restricted common stock outstanding at March 31, 2007 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 because their effect was anti-dilutive.

On July 31, 2007, the Company completed an offering of $195,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2012 (the “Convertible Notes”) to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. On August 28, 2007, an additional $30,000 was sold pursuant to the exercise of an over-allotment option. See Note 5. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $6.10 per share. No circumstances occurred during the three months ended March 31, 2008 that would cause the Convertible Notes to become convertible. Accordingly, there were no potentially convertible shares at March 31, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties of approximately $111,340 as of March 31, 2008 to secure reclamation and other performance commitments. As of March 31, 2008, the Company has bank letters of credit outstanding of $69,951 under its revolving credit facility.

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of the Company’s shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and it has fully reserved its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has agreed on the terms of settlement of the claims of two other plaintiffs and is awaiting entry of dismissal orders. The Company will vigorously defend itself against the remaining complaints.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc. and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s subsidiary, Hazard, for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect the Company’s interests. If the Court finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

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

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by the Mine Safety and Health Administration, and other regulatory agencies, none of which are expected by management to individually or in the aggregate have a material adverse effect on the Company. In the opinion of management, the Company has recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

(12) Related Party Transactions and Balances

Under an Advisory Services Agreement dated as of October 1, 2004 between the Company and W.L. Ross & Co. LLC (“WLR”), WLR has agreed to provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to the business and operation of the Company of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services which the Board of Directors reasonably requests). WLR is paid a quarterly fee of $500 and reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). The agreement is for a period of seven years; however, it may be terminated upon the occurrence of certain events.

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three months ended March 31, 2008 and 2007, the Company recorded expenses totaling approximately $233 and $185, respectively, relating to these matters.

(13) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mining complexes in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia and eastern Kentucky and include seven mining complexes. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four mining complexes. The Company’s Illinois Basin operations include one mining complex. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

Reportable segment results for continuing operations for the three months ended March 31, 2008 and 2007 and segment assets as of March 31, 2008 and 2007 were as follows:

Three months ended March 31, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$155,070	$50,689	$20,640	$25,526	$251,925
Adjusted EBITDA	15,578	1,795	2,348	(5,133)	14,588
Depreciation, depletion and amortization	15,846	2,127	1,813	2,171	21,957
Capital expenditures	15,409	12,293	405	1,244	29,351
Total assets	669,971	175,112	34,815	399,067	1,278,965
Goodwill	—	—	—	30,237	30,237

Three months ended March 31, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$134,002	$33,800	$17,853	$42,659	$228,314
Adjusted EBITDA	17,233	(8,246)	3,628	308	12,923
Depreciation, depletion and amortization	15,440	1,582	1,674	2,480	21,176
Capital expenditures	25,685	15,589	976	9,796	52,046
Total assets	774,783	160,581	43,069	373,546	1,351,979
Goodwill	167,941	—	—	29,801	197,742

Revenue in the Ancillary category consists primarily of $16,697 and $35,043 relating to the Company’s brokered coal sales and $4,061 and $4,878 relating to contract highwall mining activities for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures do not include $4,741 paid during the three months ended March 31, 2008 related to capital expenditures accrued in prior periods. Capital expenditures for the three months ended March 31, 2007 include $10,442 that was accrued as of the end of the quarter that was paid in a subsequent period.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(11,546)	$(8,068)
Depreciation, depletion and amortization	21,957	21,176
Interest expense, net	11,981	6,331
Income tax benefit	(7,811)	(6,155)
Minority interest	7	(361)

Adjusted EBITDA	$14,588	$12,923

(14) Supplementary Guarantor Information

The Company issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 and $225,000 of Convertible Senior Notes due 2012 (the “Convertible Notes”) in July 2007. The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) the subsidiaries of the Company that guarantee the Notes and Convertible Notes on a combined basis, (iii) the subsidiaries and joint ventures of the Company that do not guarantee the Notes and Convertible Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company on a consolidated basis as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. The Notes and Convertible Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its current and future domestic restricted subsidiaries which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X (the “Subsidiary Guarantors”). The composition of Subsidiary Guarantors may change from time-to-time due to acquisitions, disposals or internal corporate reorganizations. The Notes and Convertible Notes are not guaranteed by the Company’s joint venture, The Sycamore Group LLC. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and the Subsidiary Guarantors. The Company has not presented separate financial information for each of the Subsidiary Guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

For the Three months ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$251,925	$—	$—	$251,925
Cost of coal sales	—	208,817	(13)	—	208,804
Freight and handling costs	—	11,283	—	—	11,283
Cost of other revenues	—	8,935	—	—	8,935
Depreciation, depletion and amortization	—	21,957	—	—	21,957
Selling, general and administrative	—	8,526	—	—	8,526
Gain on sale of assets, net	—	(211)	—	—	(211)

Total costs and expenses	—	259,307	(13)	—	259,294
Income (loss) from operations	—	(7,382)	13	—	(7,369)
Interest expense, net	(10,091)	(1,891)	1	—	(11,981)

Income (loss) before income taxes and minority interest	(10,091)	(9,273)	14	—	(19,350)
Income tax benefit	7,811	—	—	—	7,811
Minority interest	—	—	(7)	—	(7)
Equity in net income (loss) of subsidiaries	(9,266)	7	—	9,259	—

Net income (loss)	$(11,546)	$(9,266)	$7	$9,259	$(11,546)

Condensed Statements of Operations
For the Three months ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Total revenues	$—	$226,537	$1,808	$(31)	$228,314
Cost of coal sales	—	191,920	2,229	—	194,149
Freight and handling costs	—	5,030	—	—	5,030
Cost of other revenues	—	8,188	—	—	8,188
Depreciation, depletion and amortization	—	21,094	82	—	21,176
Selling, general and administrative	—	8,628	31	(31)	8,628
Gain on sale of assets, net	—	(42)	—	—	(42)

Total costs and expenses	—	234,818	2,342	(31)	237,129
Loss from operations	—	(8,281)	(534)	—	(8,815)
Interest expense, net	(4,639)	(1,704)	12	—	(6,331)
Other, net	—	562	—	—	562

Loss before income taxes and minority interest	(4,639)	(9,423)	(522)	—	(14,584)
Income tax benefit	6,155	—	—	—	6,155
Minority interest	—	—	361	—	361
Equity in net income (loss) of subsidiaries	(9,584)	(161)	—	9,745	—

Net income (loss)	$(8,068)	$(9,584)	$(161)	$9,745	$(8,068)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of March 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$53,971	$237	$—	$54,208
Accounts receivable, net	—	104,966	109	(210)	104,865
Inventories, net	—	44,360	—	—	44,360
Deferred income taxes	6,815	—	—	—	6,815
Prepaid insurance	—	8,872	—	—	8,872
Income taxes receivable	8,854	—	—	—	8,854
Prepaid expenses and other	—	8,003	—	—	8,003

Total current assets	15,669	220,172	346	(210)	235,977

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	977,252	—	—	977,252
DEBT ISSUANCE COSTS, net	10,695	2,098	—	—	12,793
ADVANCE ROYALTIES, net	—	16,321	—	—	16,321
GOODWILL	—	30,237	—	—	30,237
OTHER NON-CURRENT ASSETS	—	6,385	—	—	6,385
INVESTMENT IN SUBSIDIARIES	931,458	42	—	(931,500)	—

Total assets	$957,822	$1,252,507	$346	$(931,710)	$1,278,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34	$64,080	$116	$(210)	$64,020
Current portion of long-term debt	—	4,285	—	—	4,285
Current portion of reclamation and mine closure costs	—	7,333	—	—	7,333
Current portion of employee benefits	—	2,925	—	—	2,925
Accrued expenses and other	7,166	59,222	23	—	66,411

Total current liabilities	7,200	137,845	139	(210)	144,974

LONG-TERM DEBT	400,000	6,999	—	—	406,999
RECLAMATION AND MINE CLOSURE COSTS	—	78,072	123	—	78,195
LONG-TERM EMPLOYEE BENEFITS	—	57,617	—	—	57,617
DEFERRED INCOME TAXES	46,400	—	—	—	46,400
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	35,147	—	—	35,147
OTHER NON-CURRENT LIABILITIES	28	5,369	—	—	5,397

Total liabilities	453,628	321,049	262	(210)	774,729

MINORITY INTEREST	—	—	42	—	42
Total stockholders’ equity	504,194	931,458	42	(931,500)	504,194

Total liabilities and stockholders’ equity	$957,822	$1,252,507	$346	$(931,710)	$1,278,965

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Condensed Balance Sheets

As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$106,903	$247	$—	$107,150
Accounts receivable, net	—	83,776	10	(21)	83,765
Inventories, net	—	40,679	—	—	40,679
Deferred income taxes	5,000	—	—	—	5,000
Prepaid insurance	—	10,618	—	—	10,618
Income taxes receivable	8,854	—	—	—	8,854
Prepaid expenses and other	—	9,138	—	—	9,138

Total current assets	13,854	251,114	257	(21)	265,204

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	—	974,334	—	—	974,334
DEBT ISSUANCE COSTS, net	11,206	2,260	—	—	13,466
ADVANCE ROYALTIES, net	—	14,661	—	—	14,661
GOODWILL	—	30,237	—	—	30,237
OTHER NON-CURRENT ASSETS	—	5,661	—	—	5,661
INVESTMENT IN SUBSIDIARIES	958,527	35	—	(958,562)	—

Total assets	$983,587	$1,278,302	$257	$(958,583)	$1,303,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41	$69,996	$26	$(21)	$70,042
Current portion of long-term debt	—	4,234	—	—	4,234
Current portion of reclamation and mine closure costs	—	7,333	—	—	7,333
Current portion of employee benefits	—	2,925	—	—	2,925
Accrued expenses and other	16,792	45,913	18	—	62,723

Total current liabilities	16,833	130,401	44	(21)	147,257

LONG-TERM DEBT	400,000	8,096	—	—	408,096
RECLAMATION AND MINE CLOSURE COSTS	—	78,444	143	—	78,587
LONG-TERM EMPLOYEE BENEFITS	—	55,132	—	—	55,132
DEFERRED INCOME TAXES	52,355	—	—	—	52,355
BELOW-MARKET COAL SUPPLY AGREEMENTS	—	39,668	—	—	39,668
OTHER NON-CURRENT LIABILITIES	28	8,034	—	—	8,062

Total liabilities	469,216	319,775	187	(21)	789,157

MINORITY INTEREST	—	—	35	—	35
Total stockholders’ equity	514,371	958,527	35	(958,562)	514,371

Total liabilities and stockholders’ equity	$983,587	$1,278,302	$257	$(958,583)	$1,303,563

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

For the Three months ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$(19,212)	$1,039	$(1)	$—	$(18,174)
CASH FLOWS FROM INVESTING ACTIVITIES:				—
Proceeds from the sale of assets	—	99	—	—	99
Additions to property, plant, equipment and mine development	—	(33,876)	—	—	(33,876)
Withdrawals of restricted cash	—	88	—	—	88
(Investment in) distributions from subsidiaries	19,212	9	—	(19,221)	—

Net cash from investing activities	19,212	(33,680)	—	(19,221)	(33,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	(1,046)	—	—	(1,046)
Debt issuance costs	—	(33)	—	—	(33)
Contributions (distributions)	—	(19,212)	(9)	19,221	—

Net cash from financing activities	—	(20,291)	(9)	19,221	(1,079)

Net change in cash and cash equivalents	—	(52,932)	(10)	—	(52,942)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	106,903	247	—	107,150

CASH AND EQUIVALENTS, END OF PERIOD	$—	$53,971	$237	$—	$54,208

Condensed Statements of Cash Flows
For the Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
CASH FLOWS FROM OPERATING ACTIVITIES:	$(9,457)	$17,850	$106	$—	$8,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	68	—	—	68
Additions to property, plant, equipment and mine development	—	(36,572)	—	—	(36,572)
Cash paid related to acquisitions and net assets acquired	—	(5,924)	—	—	(5,924)
Withdrawals of restricted cash	—	344	—	—	344
(Investment in) distributions from subsidiaries	9,457	39	—	(9,496)	—

Net cash from investing activities	9,457	(42,045)	—	(9,496)	(42,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553	—	—	553
Repayments on short-term debt	—	(9,516)	—	—	(9,516)
Borrowings on long-term debt	—	35,000	—	—	35,000
Repayments on long-term debt and capital leases	—	(455)	(59)	—	(514)
Debt issuance costs	—	(1,011)	—	—	(1,011)
Contributions (distributions)	—	(9,457)	(39)	9,496	—

Net cash from financing activities	—	15,114	(98)	9,496	24,512

Net change in cash and cash equivalents	—	(9,081)	8	—	(9,073)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	16,749	1,993	—	18,742

CASH AND EQUIVALENTS, END OF PERIOD	$—	$7,668	$2,001	$—	$9,669

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2007 Annual Report on Form 10–K.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues

The following table depicts revenues for the three months ended March 31, 2008 and 2007 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$226,604	$212,960	$13,644	6%
Freight and handling revenues	11,283	5,030	6,253	124%
Other revenues	14,038	10,324	3,714	36%

Total revenues	$251,925	$228,314	$23,611	10%

Tons sold	4,850	4,981	(131)	(3)%
Coal sales revenue per ton	$46.72	$42.75	$3.97	9%

Coal sales revenues – Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased $13.6 million for the three months ended March 31, 2008, or 6%, compared to the same period in 2007. The increase was primarily due to a 9% increase in realization per ton as a result of favorable market conditions. This increase was partially offset by a 3% decrease in tons sold during the first quarter of 2008 compared to the same period in 2007 primarily due to the expiration of certain brokered coal contracts.

Freight and handling revenues – Freight and handling revenues represent reimbursement of freight and handling costs for certain of our shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $6.3 million to $11.3 million for the three months ended March 31, 2008 compared to the same period in 2007 due to increased transportation rates and fuel surcharges.

Other revenues – Other revenues increased $3.7 million for the three months ended March 31, 2008 compared to the same period in 2007. The change was primarily due to increases of $1.3 million generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”), $1.0 million from sales of scrap materials and $0.9 million related to a right of way and easement agreement. Other revenues also increased due to additional ash disposal income of $0.7 million and $0.5 million representing a negotiated cash payment related to a customer’s tax credit. The increases were partially offset by lower plant processing revenue of $0.6 million and a decrease of $0.3 million in royalty income.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$146,792	$131,710	$15,082	11%
Northern Appalachian	45,221	30,334	14,887	49%
Illinois Basin	17,894	15,926	1,968	12%
Ancillary	16,697	34,990	(18,293)	(52)%

Total coal sales revenues	$226,604	$212,960	$13,644	6%

The following table depicts tons sold by operating segment for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages and per ton data)
Central Appalachian	2,882	2,852	30	1%
Northern Appalachian	976	862	114	13%
Illinois Basin	600	533	67	13%
Ancillary	392	734	(342)	(47)%

Total tons sold	4,850	4,981	(131)	(3)%

Coal sales revenues from our Central Appalachian segment increased approximately $15.1 million, or 11%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily attributable to an increase of $4.75 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements.

For the three months ended March 31, 2008, our Northern Appalachian coal sales revenues increased approximately $14.9 million, or 49%, compared to the same period in 2007 due to an increase in coal sales revenue of $11.14 per ton resulting from more favorable terms on its coal supply agreements, as well as from an increase in sales of metallurgical coal at prevailing market prices, primarily from our Sentinel complex.

Coal sales revenues from our Illinois Basin segment increased approximately $2.0 million, or 12%, compared to the same period in 2007 due a 13% increase in tons sold.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $18.3 million, or 52%, due to a decrease of 342,000 tons primarily resulting from the expiration of brokered coal contracts.

Cost and expenses

The following table reflects cost of operations for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$208,804	$194,149	$14,655	8%
Freight and handling costs	11,283	5,030	6,253	124%
Cost of other revenues	8,935	8,188	747	9%
Depreciation, depletion and amortization	21,957	21,176	781	4%
Selling, general and administrative expenses	8,526	8,628	(102)	(1)%
Net gain on sale of assets	(211)	(42)	169	402%

Total costs and expenses	$259,294	$237,129	$22,165	9%

Cost of coal sales per ton sold	$43.05	$38.98	$4.07	10%

Cost of coal sales – For the three months ended March 31, 2008, our total cost of coal sales increased $14.7 million, or 8%, to $208.8 million compared to $194.1 million for the three months ended March 31, 2007. The increase in cost of coal sales was primarily the result of a 10% increase in cost per ton which was partially offset by a 3% decrease in sales tons as described above.

Mining operations that significantly increased or reached full production subsequent to the first quarter of 2007 at our Middle Fork, Mt. Sterling, Guston Run and Sentinel mines increased cost of coal sales by $31.3 million. Increased costs from increased production were partially offset by a decrease in costs of $19.1 million resulting from the closure or cutback of production at our higher cost Tip Top, Flint Ridge Highwall and Blackberry Creek mines. Cost of coal sales at remaining mines, as well as from brokered coal contracts, increased $2.5 million.

Cost of coal sales per ton increased to $43.05 for the three months ended March 31, 2008 compared to $38.98 in the same period in 2007, an increase of $4.07 per ton. The increase was caused primarily by a $1.39 per ton increase in fuel, oil and lubricants; $1.00 per ton in labor and benefit costs; $0.66 per ton in repairs and maintenance; $0.49 per ton in contract labor; $0.34 per ton in fines and penalties; $0.23 per ton in severance taxes; and $0.21 per ton in royalties. The increases were partially offset by decreases of $0.23 per ton in equipment and vehicle lease costs. Purchased coal increased $0.72 per ton, resulting in an decrease of $0.06 per ton in the average cost of coal sold.

Cost of other revenues – For the three months ended March 31, 2008, cost of other revenues increased $0.7 million, or 9%, compared to the same period in 2007 due to increases of $0.9 million in cost of goods sold related to sales of parts and equipment, $0.7 million in gas gathering expense and $0.6 million in ash disposal related trucking costs. These increases were offset by decreases of $0.8 million in repairs and maintenance, $0.6 million in labor and benefit costs and $0.2 million in fuel, oil and lubricants.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $0.8 million, or 4%, to $22.0 million for the three months ended March 31, 2008 compared to $21.2 million in the same period in 2007. The principal component of the net increase was due to decreased amortization income on below-market coal agreements resulting in an increase in depreciation of $1.5 million. The increase was partially offset by decreases in depreciation and amortization expense of $0.5 million and $0.2 million in depreciation of coalbed methane well development costs for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Selling, general and administrative expenses – Selling, general and administrative expenses for three months ended March 31, 2008 were $8.5 million compared to $8.6 million for the same period in 2007. The decrease was primarily due to decreases in compensation expense of $0.6 million and taxes and licenses of $0.2 million. The decreases were partially offset by increases of $0.4 million in labor and benefit costs and $0.3 in legal and professional fees.

Net gain on sale of assets – Net gain on sale of assets increased $0.2 million for the three months ended March 31, 2008 from the comparable period in 2007.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 25 and in the notes to our condensed consolidated financial statements for the three months ended March 31, 2008 appearing elsewhere in this Quarterly Report on Form 10-Q.

The following table depicts segment Adjusted EBITDA for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian	$15,578	$17,233	$(1,655)	(10)%
Northern Appalachian	1,795	(8,246)	10,041	122%
Illinois Basin	2,348	3,628	(1,280)	(35)%
Ancillary	(5,133)	308	(5,441)	*

Total Adjusted EBITDA	$14,588	$12,923	$1,665	13%

*	Not meaningful.

Adjusted EBITDA from our Central Appalachian segment decreased $1.7 million, or 10%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily due to increased operating costs resulting from regulatory issues and mine plan adjustments, which resulted in a decrease in profit margins of $1.14 per ton sold. The decreased profit margins were partially offset by an increase in tons sold of approximately 30,000, as well as increased income from a right of way and easement agreement and sales of scrap materials.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $10.0 million for the three months ended March 31, 2008 was due to a combination of an increase in sales realizations of $11.14 per ton, resulting in increased profit margins of $11.09 per ton, as well as an increase of approximately 114,000 tons sold. In addition to the increase in Adjusted EBITDA attributable to coal sales, the segment also benefited from an increase in income related to additional ash disposal revenues and a negotiated cash payment related to a customer’s tax credit.

Adjusted EBITDA from our Illinois Basin segment decreased $1.3 million, or 35%, during the three months ended March 31, 2008 related to increases in operating costs such as labor and benefits, repairs and maintenance and electricity. The increased costs resulted in a decrease in profit margins of $2.85 per ton compared to the same quarter of 2007. Increased sales of approximately 67,000 tons partially offset the decrease resulting from lower margins.

The decrease in Adjusted EBITDA from our Ancillary segment of $5.4 million was primarily due to decreased profit margins of $5.82 per ton and a decrease of approximately 342,000 sales tons related to the expiration of brokered coal contracts. Partially offsetting the decrease in Adjusted EBITDA attributable to coal sales was an increases in income generated from our investment in coalbed methane wells.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Central Appalachian
Net income (loss)	$(719)	$1,506	$(2,225)	(148)%
Depreciation, depletion and amortization	15,846	15,440	406	3%
Interest expense, net	451	287	164	57%

Adjusted EBITDA	$15,578	$17,233	$(1,655)	(10)%

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Northern Appalachian
Net loss	$(491)	$(9,562)	$9,071	95%
Depreciation, depletion and amortization	2,127	1,582	545	34%
Interest expense, net	152	95	57	60%
Minority interest	7	(361)	368	102%

Adjusted EBITDA	$1,795	$(8,246)	$10,041	122%

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Illinois Basin
Net income	$478	$1,905	$(1,427)	(75)%
Depreciation, depletion and amortization	1,813	1,674	139	8%
Interest expense, net	57	49	8	16%

Adjusted EBITDA	$2,348	$3,628	$(1,280)	(35)%

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Ancillary
Net loss	$(10,814)	$(1,917)	$(8,897)	(464)%
Depreciation, depletion and amortization	2,171	2,480	(309)	(12)%
Interest expense, net	11,321	5,900	5,421	92%
Income tax benefit	(7,811)	(6,155)	(1,656)	(27)%

Adjusted EBITDA	$(5,133)	$308	$(5,441)	*

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Consolidated
Net loss	$(11,546)	$(8,068)	$(3,478)	(43)%
Depreciation, depletion and amortization	21,957	21,176	781	4%
Interest expense, net	11,981	6,331	5,650	89%
Income tax benefit	(7,811)	(6,155)	(1,656)	(27)%
Minority interest	7	(361)	368	102%

Adjusted EBITDA	$14,588	$12,923	$1,665	13%

*	Not meaningful.

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of March 31, 2008, our available liquidity was $84.2 million, including cash of $54.2 million and $30.0 million available for borrowing under our $100 million senior credit facility. Total debt represented 45% of our total capitalization at March 31, 2008. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

We currently expect our total capital expenditures will be approximately $157.0 million in 2008, primarily for investments in new equipment and development of mining operations. Cash paid for capital expenditures was approximately $33.9 million for the three months ended March 31, 2008. We have funded and will continue to fund these capital expenditures from our internal operations, as well as with proceeds from the sale of our Denmark property and from our convertible notes offering in 2007. We believe that these sources of capital, as well as available borrowing capacity on our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation, will be sufficient to fund our anticipated capital expenditures under our current budget plan through the first quarter of 2009. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $21.2 million of 2008 capital expenditures were attributable to Central Appalachian operations. This amount represent investments of approximately $17.9 million in our Beckley mining complex, as well as additional investments of $3.3 million for upgrades and maintenance at the remaining Central Appalachian operations. We spent approximately $11.1 million at our Northern Appalachian operations in the three months ended March 31, 2008, approximately $4.5 million of which was for development of our Sentinel and Tygart properties. Expenditures of approximately $0.5 million for our Illinois Basin operations were for ongoing operations improvements.

Approximately $1.1 million of cash paid for capital expenditures for the three months ended March 31, 2008 were within our Ancillary segment for investment in a joint operating agreement for the purpose of exploration and development of coalbed methane, as well as for maintenance upgrades at various other subsidiaries.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the three months ended March 31, 2008, we spent $1.2 million to meet these standards and anticipate spending an additional $3.5 million for the remainder of 2008.

Cash Flows

Net cash used in operating activities was $18.2 million for the three months ended March 31, 2008, a decrease of $26.7 million from the same period in 2007. This decrease is attributable to a decrease in net operating assets and liabilities of $22.8 million primarily due to interest payments totaling $19.2 million related to our outstanding convertible and senior notes, as well as to an increase in our accounts receivable balance of $21.1 million offset by an increase in net loss of $3.9 million after adjustment for non-cash charges.

For the three months ended March 31, 2008, net cash used in investing activities was $33.7 million compared to $42.1 million for the three months ended March 31, 2007. For the first three months of 2008, $33.9 million of cash was used for capital expenditures to support existing mining operations and for development of new mining complexes compared to $36.6 million and $5.9 million for acquisitions in the same period 2007.

Net cash used in financing activities of $1.1 million for the three months ended March 31, 2008 was due to repayments on our long-term debt of $1.0 and deferred finance costs of $0.1 million.

Credit Facility and Long-term Debt Obligations

As of March 31, 2008 our total long-term indebtedness consisted of the following (in thousands):

March 31, 2008
9.00% Convertible senior notes, due 2012	$225,000
10.25% Senior notes, due 2014	175,000
Equipment notes	11,284

Total	411,284
Less–current portion	(4,285)

Long-term debt	$406,999

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. Based upon our current operations, the historical results of our predecessors, as well as those of Anker and CoalQuest, we believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate at least through the first quarter of 2009 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows, however, adoption did result in additional information being included in the footnotes accompanying our condensed consolidated financial statements.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141(R) will have on our financial position, results of operations and cash flows.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period ended March 31, 2008 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which became effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on $200 million notional amount of revolving debt. The interest rate collar is designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our renegotiated credit facility dated June 23, 2006. We recognize the change in the fair value of this agreement in the income statement in the period of change.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. Approximately 95% of our 2008 planned production is committed for sale, leaving approximately 5% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $1.0 million for 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of our subsidiaries, and against WLR, and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, WLR, and Mr. Ross, individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, WLR, and Mr. Ross, and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that we are appropriately insured for these and other potential claims, and we have fully reserved our deductible applicable to our insurance policies. In addition to the dismissal of the McCloy claim, we have agreed on the terms of settlement of the claims of two other plaintiffs and are awaiting entry of dismissal orders. We will vigorously defend ourselves against the remaining complaints.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc. and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our subsidiary, Hazard, for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect our interests. If the Court finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

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

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by the Mine Safety and Health Administration, and other regulatory agencies, none of which are expected by management to individually or in the aggregate have a material adverse effect on us. In the opinion of management, we have recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Name:	Bennett K. Hatfield
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bradley W. Harris
Name:	Bradley W. Harris
Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 9, 2008