Form 10-Q
period 2008-06-30
International Coal Group, Inc.
filed 2008-08-08
CIK 1320934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2008—153,277,967.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,086	$107,150
Accounts receivable, net of allowances of $0 and $539	113,951	83,765
Inventories, net	43,956	40,679
Deferred income taxes	6,868	5,000
Prepaid insurance	6,991	10,618
Income taxes receivable	8,854	8,854
Prepaid expenses and other	11,730	9,138

Total current assets	260,436	265,204

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,025,177	974,334
DEBT ISSUANCE COSTS, net	12,235	13,466
ADVANCE ROYALTIES, net	13,742	14,661
GOODWILL	30,237	30,237
OTHER NON-CURRENT ASSETS	5,582	5,661

Total assets	$1,347,409	$1,303,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,745	$70,042
Current portion of long-term debt	230,406	4,234
Current portion of reclamation and mine closure costs	6,590	7,333
Current portion of employee benefits	2,925	2,925
Accrued expenses and other	80,657	62,723

Total current liabilities	393,323	147,257

LONG-TERM DEBT	185,616	408,096
RECLAMATION AND MINE CLOSURE COSTS	81,283	78,587
EMPLOYEE BENEFITS	59,864	55,132
DEFERRED INCOME TAXES	53,906	52,355
BELOW-MARKET COAL SUPPLY AGREEMENTS	48,023	39,668
OTHER NON-CURRENT LIABILITIES	5,321	8,062

Total liabilities	827,336	789,157

MINORITY INTEREST	40	35

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock-par value $0.01, 2,000,000,000 shares authorized, 153,254,909 and 152,992,109, respectively, shares issued and outstanding	1,532	1,530
Additional paid-in capital	642,095	639,160
Accumulated other comprehensive loss	(5,770)	(5,903)
Retained deficit	(117,824)	(120,416)

Total stockholders’ equity	520,033	514,371

Total liabilities and stockholders’ equity	$1,347,409	$1,303,563

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUES:
Coal sales revenues	$253,109	$188,033	$479,713	$400,993
Freight and handling revenues	11,870	4,571	23,153	9,601
Other revenues	12,906	15,446	26,944	25,770

Total revenues	277,885	208,050	529,810	436,364
COSTS AND EXPENSES:
Cost of coal sales	217,590	175,282	426,394	369,431
Freight and handling costs	11,870	4,571	23,153	9,601
Cost of other revenues	9,222	11,351	18,157	19,539
Depreciation, depletion and amortization	24,694	21,794	46,651	42,970
Selling, general and administrative	10,129	8,214	18,655	16,842
Gain on sale of assets, net	(26,081)	(2,312)	(26,292)	(2,354)

Total costs and expenses	247,424	218,900	506,718	456,029

Income (loss) from operations	30,461	(10,850)	23,092	(19,665)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(8,201)	(5,870)	(20,182)	(12,201)
Other, net	—	310	—	872

Total interest and other income (expense)	(8,201)	(5,560)	(20,182)	(11,329)

Income (loss) before income taxes and minority interest	22,260	(16,410)	2,910	(30,994)
INCOME TAX (EXPENSE) BENEFIT	(8,124)	6,162	(313)	12,317
MINORITY INTEREST	2	14	(5)	375

Net income (loss)	$14,138	$(10,234)	$2,592	$(18,302)

Earnings per share:
Basic	$0.09	$(0.07)	$0.02	$(0.12)
Diluted	$0.08	$(0.07)	$0.02	$(0.12)
Weighted-average common shares outstanding:
Basic	152,550,960	152,239,527	152,499,812	152,186,028
Diluted	167,912,909	152,239,527	167,551,824	152,186,028

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,592	$(18,302)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	46,651	42,970
Amortization of deferred finance costs included in interest expense	1,414	1,278
Minority interest	5	(375)
Compensation expense on restricted stock and options	2,377	2,697
Gain on sale of assets, net	(26,292)	(2,354)
Deferred income taxes	161	(16,570)
Provision for bad debt	(522)	522
Amortization of accumulated postretirement benefit obligation	215	88
Changes in assets and liabilities:
Accounts receivable	(29,664)	3,828
Inventories	(3,277)	(12,953)
Prepaid expenses and other	1,156	8,933
Other non-current assets	823	(1,060)
Accounts payable	298	4,070
Accrued expenses and other	17,802	7,336
Reclamation and mine closure costs	(1,125)	3,744
Other liabilities	1,990	2,908

Net cash from operating activities	14,604	26,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	4,179	4,663
Additions to property, plant, equipment and mine development	(54,973)	(74,943)
Cash paid related to acquisitions and net assets acquired	(558)	(6,939)
Withdrawals of restricted cash	14	499

Net cash from investing activities	(51,338)	(76,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	553
Repayments on short-term debt	—	(15,492)
Borrowings on long-term debt	—	65,000
Repayments on long-term debt	(2,147)	(1,330)
Debt issuance costs	(183)	(1,047)

Net cash from financing activities	(2,330)	47,684

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,064)	(2,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,150	18,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,086	$16,466

Supplemental information:
Cash paid for interest (net of amount capitalized)	$17,630	$11,291

Cash received for income taxes, net	$—	$524

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$2,383	$11,517

Purchases of property, plant, equipment and mine development through financing arrangements	$5,840	$10,279

Assets acquired through the assumption of liabilities	$17,464	$1,586

Assets acquired through the exchange of coal reserves	$21,633	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and include the accounts of International Coal Group, Inc. and its subsidiaries (the “Company”) and its controlled affiliates. Significant intercompany transactions, profits and balances have been eliminated in consolidation. The Company accounts for its undivided interest in coalbed methane wells using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the financial statements.

The accompanying interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying the Company’s condensed consolidated financial statements. See Note 8.

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

Convertible Debt—In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-a is effective for financial statements for fiscal years beginning after December 15, 2008 and would be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of FSP APB 14-a will have on its financial position, results of operations and cash flows.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141(R) will impact the accounting for the Company’s future business combinations.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

Derivative Instruments—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position, results of operations or cash flows and it is currently evaluating the impact, if any, adoption will have on the footnotes accompanying its condensed consolidated financial statements.

GAAP Hierarchy—In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial position, results of operations or cash flows.

(3) Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Coal	$19,375	$19,855
Parts and supplies	25,543	21,602
Reserve for obsolescence–parts and supplies	(962)	(778)

Total	$43,956	$40,679

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	June 30, 2008	December 31, 2007
Coal lands and mineral rights	$587,418	$594,034
Plant and equipment	492,420	442,530
Mine development	169,825	133,181
Land and land improvements	21,513	20,889
Coalbed methane well development costs	14,847	14,276

	1,286,023	1,204,910
Less–accumulated depreciation, depletion and amortization	(260,846)	(230,576)

Net property, plant, equipment and mine development	$1,025,177	$974,334

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended June 30, 2008 and 2007 was $25,629 and $26,178, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the six months ended June 30, 2008 and 2007 was $52,107 and $53,262, respectively.

On June 23, 2008, the Company exchanged certain coal reserves with a third-party. In addition to reserves, the Company received $3,000 in cash. As a result, the Company recognized a pre-tax gain of $24,633 based upon the fair value of the underlying assets received in the exchange, which is included in gain on sale of assets in its statement of operations for the three and six months ended June 30, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

(5) Long-term Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
9.00% Convertible Senior Notes, due 2012	$225,000	$225,000
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	16,022	12,330

Total	416,022	412,330
Less current portion	(230,406)	(4,234)

Long-term debt	$185,616	$408,096

Convertible Senior Notes—The Convertible Senior Notes due 2012 (the “Convertible Notes”) bear interest at an annual rate of 9.00%, payable semi-annually in arrears on February 1 and August 1 of each year.

The Convertible Notes became convertible at the option of holders beginning July 1, 2008. The conversion right was triggered on June 16, 2008, when the closing sale price of the Company’s common stock on the New York Stock Exchange exceeded $8.26 (130% of the conversion price in effect on March 31, 2008) for the 20th trading day in the 30 consecutive trading days ending on June 30, 2008. If the Company elects to settle any excess conversion value of the Convertible Notes in cash, the holder will receive, for each one thousand dollar principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the Convertible Notes are surrendered. In the event that a holder elects to convert its Convertible Note, the Company expects to fund any cash settlement of any such conversion from working capital and/or borrowings under its amended credit facility, up to $25,000. The Company would seek a waiver or amendment from its lenders to allow it to pay any amounts in excess of $25,000 per year. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of June 30, 2008. The Company will reassess the convertibility of the Convertible Notes, and the related balance sheet classification, on a quarterly basis. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the Convertible Notes). The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change or the aforementioned average pricing thresholds are met, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes.

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 9.

Credit Facility—In June 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, the Company further amended the Amended Credit Facility to decrease the maximum borrowings to $100,000, of which a maximum of $80,000 may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. As of June 30, 2008, the Company had no borrowings outstanding. Letters of credit totaling $71,551 were outstanding, leaving $28,449 available for future borrowings. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus a margin of 1.25% to 2.00% or LIBOR plus a margin of 2.25% to 3.00% based on the Company’s leverage ratio as of June 30, 2008. As of June 30, 2008, the Company was in compliance with the covenants under the Amended Credit Facility.

Equipment Notes—The equipment notes, having various maturity dates extending to June 2013, are collateralized by mining equipment. At June 30, 2008, the equipment notes bore interest at fixed rates that ranged from 5.10% to 7.45%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

(6) Income Taxes

The effective income tax rate for the three and six months ended June 30, 2008 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended June 30, 2008 decreased to 36% compared to 38% for the three months ended June 30, 2007 primarily as a result of the effect of income tax deductions for depletion of mineral rights on projected earnings. The effective income tax rate for the six months ended June 30, 2008 decreased to 11% compared to 40% for the six months ended June 30, 2007, primarily as a result of the effect of income tax deductions for depletion of mineral rights on projected earnings offset by an adjustment to reflect the expected full year 2008 effective income tax rate.

(7) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$652	$514	$1,304	$1,028
Interest cost	406	262	813	526
Amortization of net loss	108	71	215	142

Benefit cost	$1,166	$847	$2,332	$1,696

The plan is unfunded, therefore, no contributions were made by the Company for the three and six months ended June 30, 2008 and 2007.

(8) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The Company entered into an Interest Rate Collar Agreement (the “Collar”) that expires on March 31, 2009. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. At June 30, 2008, a liability for the fair value of the Collar was included in accrued expenses and other on the Company’s consolidated balance sheet. The value of the interest rate collar is based on a forward LIBOR curve, which is observable at commonly quoted intervals for the full term of the agreement. The Company recognizes the change in the fair value of this agreement in the period of change. For the three and six months ended June 30, 2008, the Company recorded income of $1,226 and a loss of $1,499, respectively, related to the change in fair value. The loss is included in interest expense in the Company’s consolidated statement of operations.

The following table presents the fair value hierarchy for financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using:
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Collar Agreement	$2,723	$—	$2,723	$—

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

(9) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options, restricted common stock subject to continuing vesting requirements and convertible debt, pursuant to the treasury stock method.

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$14,138	$(10,234)	$2,592	$(18,302)

Weighted-average common shares outstanding—basic	152,550,960	152,239,527	152,499,812	152,186,028
Incremental shares arising from stock options	154,763	—	—	—
Incremental shares arising from restricted shares	203,967	—	48,793	—
Incremental shares arising from convertible notes	15,003,219	—	15,003,219	—

Weighted-average common shares outstanding—diluted	167,912,909	152,239,527	167,551,824	152,186,028

Earnings Per Share:
Basic	$0.09	$(0.07)	$0.02	$(0.12)
Diluted	$0.08	$(0.07)	$0.02	$(0.12)

Options to purchase 1,069,292 and 1,096,292 shares of common stock outstanding at June 30, 2008 have been excluded from the computation of diluted net income per share for the three and six months ended June 30, 2008 because their effect would have been anti-dilutive. Options to purchase 1,792,832 shares of common stock and 486,920 shares of restricted common stock outstanding at June 30, 2007 have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2007 because their effect would have been anti-dilutive.

In July 2007, the Company completed the offering of its Convertible Notes. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The dilutive impact of the Convertible Notes has been included in the computation of diluted earnings per share for the three and six months ended June 30, 2008.

(10) Acquisition

On May 27, 2008, the Company entered into an agreement to purchase the membership interests of Powdul Acquisition LLC. The purchase resulted in the Company acquiring the idle Powell Mountain underground mining operation and related assets. The cost of the acquired entity totaled $18,067 which included cash paid of $450, other related acquisition costs of $153 and total liabilities of $17,464. Total liabilities include current liabilities of $132, asset retirement obligations of $3,522 and a below-market contract valued at $13,810. As a result of the purchase price allocation, the Company recorded current assets of $148, mineral interests of $11,911, development costs of $1,922 and property, plant and equipment of $4,086. Certain asset values assigned were based upon management’s estimates and are subject to adjustment upon final determination of the respective fair values. The acquisition would not have had a material impact on the Company’s results of operations had it taken place on January 1, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling approximately $116,528 as of June 30, 2008 to secure reclamation and other performance commitments. As of June 30, 2008, the Company has bank letters of credit outstanding of $71,551 under its revolving credit facility.

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of the Company’s shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and it has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed two other actions and has reached an agreement in principle to settle another claim. These settlements require the release of the Company, the Company’s subsidiaries, W. L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement and the West Virginia Supreme Court refused to stay the effectiveness of the settlement. The Company will vigorously defend itself against the remaining complaints and any appeal of any prior settlements.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect the Company’s interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. That evaluation is now in progress. If the ACOE reinstates the permit and the Court subsequently finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

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

In May 2008, seven subsidiaries of the Company reached settlements with the West Virginia Department of Environmental Protection, Division of Water and Waste Management (the “WVDEP”) over past violations of the Clean Water Act related to wastewater discharge permits. In late 2007, the subsidiary companies voluntarily approached the WVDEP in an effort to resolve any past violations and to identify and correct any deficiencies in their routine monitoring and reporting programs. As a result, WVDEP commenced administrative enforcement actions against each of the seven subsidiaries, and after a thorough review of the relevant record and permit terms, the parties agreed to individual consent orders dated May 19, 2008 (Juliana Mining Company, Inc., Vindex Energy Corporation, King Knob Coal Co., Inc., Patriot Mining Company, Inc., ICG Eastern, LLC, Hawthorne Coal Company, Inc. and Wolf Run Mining Company). The consent orders require payment of a penalty that is approximately $437 in the aggregate, each subsidiary to develop and implement a comprehensive reporting plan for its water quality compliance program and develop specific corrective action plans where needed.

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

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three months ended June 30, 2008 and 2007, the Company recorded expenses totaling approximately $116 and $149, respectively, relating to these matters. During the six months ended June 30, 2008 and 2007, the Company recorded expenses totaling approximately $349 and $334, respectively, relating to these matters.

(13) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia, eastern Kentucky and western Virginia and include eight mining complexes. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four mining complexes. The Company’s Illinois Basin operations include one mining complex. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three and six months ended June 30, 2008 and 2007 and segment assets as of June 30, 2008 and 2007 were as follows:

Three months ended June 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$174,434	$64,645	$18,645	$20,161	$277,885
Adjusted EBITDA	46,567	9,730	3,895	(5,037)	55,155
Depreciation, depletion and amortization	15,719	5,434	1,949	1,592	24,694
Capital expenditures	23,009	9,361	171	2,298	34,839
Total assets	721,325	180,548	36,890	408,646	1,347,409
Goodwill	—	—	—	30,237	30,237

Three months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$129,847	$30,532	$16,978	$30,693	$208,050
Adjusted EBITDA	16,539	(5,293)	3,799	(3,791)	11,254
Depreciation, depletion and amortization	15,245	2,634	1,516	2,399	21,794
Capital expenditures	39,588	8,275	(37)	1,905	49,731
Total assets	797,743	161,361	44,063	368,003	1,371,170
Goodwill	168,725	—	—	29,940	198,665

Revenue in the Ancillary category consists primarily of $10,393 and $17,113 relating to the Company’s brokered coal sales and $5,717 and $4,393 relating to contract highwall mining activities for the three months ended June 30, 2008 and 2007, respectively. Capital expenditures include non-cash amounts of $12,964 and $11,354 for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$329,504	$115,334	$39,285	$45,687	$529,810
Adjusted EBITDA	62,145	11,525	6,243	(10,170)	69,743
Depreciation, depletion and amortization	31,565	7,561	3,762	3,763	46,651
Capital expenditures	38,418	21,654	576	3,542	64,190
Total assets	721,325	180,548	36,890	408,646	1,347,409
Goodwill	—	—	—	30,237	30,237

Six months ended June 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$263,849	$64,332	$34,831	$73,352	$436,364
Adjusted EBITDA	33,773	(13,539)	7,427	(3,484)	24,177
Depreciation, depletion and amortization	30,687	4,215	3,189	4,879	42,970
Capital expenditures	65,273	23,864	939	11,701	101,777
Total assets	797,743	161,361	44,063	368,003	1,371,170
Goodwill	168,725	—	—	29,940	198,665

Revenue in the Ancillary category consists primarily of $27,090 and $52,156 relating to the Company’s brokered coal sales and $9,778 and $9,271 relating to contract highwall mining activities for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures include non-cash amounts of $8,223 and $21,796 for the six months ended June 30, 2008 and 2007, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents earnings before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$14,138	$(10,234)	$2,592	$(18,302)
Depreciation, depletion and amortization	24,694	21,794	46,651	42,970
Interest expense, net	8,201	5,870	20,182	12,201
Income tax expense (benefit)	8,124	(6,162)	313	(12,317)
Minority interest	(2)	(14)	5	(375)

Adjusted EBITDA	$55,155	$11,254	$69,743	$24,177

(14) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 and $225,000 of Convertible Senior Notes due 2012 (the “Convertible Notes”) in July 2007. The Parent Company has no independent assets or operations other than those related to the issuance, administration and repayment of the Notes and the Convertible Notes. All subsidiaries of the Parent Company (the “Guarantors”), except for a minor non-guarantor joint venture, have fully and unconditionally guaranteed the Notes and the Convertible Notes on a joint and several basis. The Guarantors are 100% owned, directly or indirectly, by the Parent Company. Accordingly, condensed consolidating financial information for the Parent Company and the Guarantors are not presented.

The Notes and the Convertible Notes are senior obligations of the Parent Company and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the Parent Company’s and Guarantors’ future subordinated indebtedness. Amounts borrowed under the Amended Credit Facility are secured by substantially all of the assets of the Parent Company and the Guarantors on a priority basis, so the Notes and Convertible Notes are effectively subordinated to amounts borrowed under the Amended Credit Facility. Other than for corporate related purposes or interest payments required by the Notes or Convertible Notes, the Amended Credit Facility restricts the Guarantors’ abilities to make loans or pay dividends to the Parent Company in excess of $25,000 per year (or at all upon an event of default) and restricts the ability of the Parent Company to pay dividends.

The Parent Company and Guarantors are subject to certain covenants under the indenture for the Notes. Under these covenants, the Parent Company and Guarantors are subject to limitations on the incurrence of additional indebtedness, payment of dividends and the incurrence of liens, however, the indenture contains no restrictions on the ability of the Guarantors to pay dividends or make payments to the Parent Company.

The obligations of the Guarantors are limited to the maximum amount permitted under bankruptcy law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law respecting fraudulent conveyance or fraudulent transfer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	a significant number of conversions of our Convertible Senior Notes prior to maturity;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	availability and costs of capital equipment;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in or related to coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition among coal and other energy producers in the United States and internationally;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•

future legislation and changes in regulations or governmental policies or changes in interpretations thereof, including with respect to safety enhancements and environmental initiatives relating to global warming;

•	impairment of the value of our goodwill and long-lived assets;

•	ongoing effects of the Sago mine accident;

•	our liquidity, results of operations and financial condition;

•	adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims and the availability of related insurance coverage.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time-to-time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2007 Annual Report on Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues

The following table depicts revenues for the three months ended June 30, 2008 and 2007 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$253,109	$188,033	$65,076	35%
Freight and handling revenues	11,870	4,571	7,299	160%
Other revenues	12,906	15,446	(2,540)	(16)%

Total revenues	$277,885	$208,050	$69,835	34%

Tons sold	4,858	4,445	413	9%
Coal sales revenue per ton	$52.10	$42.30	$9.80	23%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased $65.1 million for the three months ended June 30, 2008, or 35%, compared to the same period in 2007. This increase was primarily due to a 23% increase in realization per ton resulting from increased spot market and short-term contract sales entered into in order to capitalize on favorable market conditions. Further impacting the increase in coal sales revenue was a 9% increase in tons sold compared to the same period in 2007. Partially offsetting the impact of improved realization per ton and the increase in tons sold was a decrease in coal sales revenues attributable to the expiration of certain brokered coal contracts.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain of our shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $7.3 million for the three months ended June 30, 2008 compared to the same period in 2007 due to increased fuel surcharges and transportation rates.

Other revenues—Other revenues decreased $2.5 million for the three months ended June 30, 2008 compared to the same period in 2007. The decrease was primarily due to a decrease in revenue of $5.6 million from our subsidiary ADDCAR, primarily related to the sale of a narrow bench highwall mining system in the comparable period of 2007. Partially offsetting this decrease was increased revenue of $2.1 million generated from coalbed methane wells owned jointly by our subsidiary CoalQuest and CDX Gas, LLC (“CDX”) and $0.8 million related to ash disposal income. Other operating revenues increased by approximately $0.2 million as compared to the three months ended June 30, 2007.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$166,933	$128,196	$38,737	30%
Northern Appalachian	59,776	27,666	32,110	116%
Illinois Basin	16,195	15,059	1,136	8%
Ancillary	10,205	17,112	(6,907)	(40)%

Total coal sales revenues	$253,109	$188,033	$65,076	35%

The following table depicts tons sold by operating segment for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages)
Central Appalachian	3,004	2,788	216	8%
Northern Appalachian	1,075	764	311	41%
Illinois Basin	543	505	38	8%
Ancillary	236	388	(152)	(39)%

Total tons sold	4,858	4,445	413	9%

Coal sales revenues from our Central Appalachian segment increased approximately $38.7 million, or 30%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily attributable to an increase of $9.59 per ton in the average sales price of our coal sold pursuant to coal supply agreements. Further impacting the increase in coal sales revenues was increased tons sold from our Hazard and Beckley mine complexes.

For the three months ended June 30, 2008, our Northern Appalachian coal sales revenues increased approximately $32.1 million to $59.8 million compared to the same period in 2007 due to an increase in coal sales revenues of $19.39 per ton resulting from more favorable terms on its coal supply agreements and from an increase in sales of metallurgical coal at prevailing market prices. Additionally, we experienced an increase in tons sold at each of our Northern Appalachian mining complexes, most significantly at Sentinel.

Coal sales revenues from our Illinois Basin segment increased approximately $1.1 million, or 8%, compared to the same period in 2007 due an 8% increase in tons sold.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $6.9 million, or 40%, due to a decrease of 152,000 tons resulting from the expiration of certain brokered coal contracts. Coal sales revenues also decreased within our Ancillary segment due to a decrease of $0.86 per ton in the average sales price of our coal sold under contract.

Cost and expenses

The following table reflects cost of operations for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$217,590	$175,282	$42,308	24%
Freight and handling costs	11,870	4,571	7,299	160%
Cost of other revenues	9,222	11,351	(2,129)	(19)%
Depreciation, depletion and amortization	24,694	21,794	2,900	13%
Selling, general and administrative expenses	10,129	8,214	1,915	23%
Gain on sale of assets	(26,081)	(2,312)	(23,769)	* %

Total costs and expenses	$247,424	$218,900	$28,524	13%

Cost of coal sales per ton sold	$44.79	$39.43	$5.36	14%

*	Not meaningful.

Cost of coal sales—For the three months ended June 30, 2008, our cost of coal sales increased $42.3 million, or 24%, to $217.6 million compared to $175.3 million for the three months ended June 30, 2007. The increase in cost of coal sales was primarily the result of a 14% increase in cost per ton, as well as a 9% increase in tons sold as described above.

Mining operations that significantly increased or reached full production subsequent to June 30, 2007 include our Middle Fork and Mt. Sterling mines which increased cost of coal sales by $18.4 million. Increased costs from new mining operations were partially offset by a decrease in costs of $14.0 million resulting from the closure or cutback of production at our higher cost Blackberry and Vicco mines. Total cost of coal sales from our remaining mines and from brokered coal contracts increased $38.0 million.

Cost of coal sales per ton increased to $44.79 for the three months ended June 30, 2008 compared to $39.43 in the same period in 2007, an increase of $5.36 per ton. The increase was caused primarily by a $1.93 per ton increase in labor and benefits costs; $1.60 per ton in fuel, oil and lubricants; $1.35 per ton in repairs and maintenance; $0.59 per ton in severance taxes and $0.48 per ton in royalties. Various other increases in cost of coal sales contributed an additional $0.39 per ton increase. The aforementioned increases were partially offset by a $0.98 per ton decrease as a result of a drop in the average cost of coal purchased at less favorable prevailing market rates to satisfy brokered coal contracts.

Cost of other revenues—For the three months ended June 30, 2008, cost of other revenues decreased $2.1 million, or 19%, to $9.2 million compared to $11.3 million for the three months ended June 30, 2007. The decrease was due to a decrease of $4.4 million from our subsidiary ADDCAR, primarily related to the sale of a narrow bench highwall mining system in the comparable period of 2007, offset by increases of $1.0 million related to ash disposal trucking costs, $0.7 million in coalbed methane well operating expenses, $0.4 million in repairs and maintenance costs and $0.2 million in various costs of other revenue.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased $2.9 million, or 13%, to $24.7 million for the three months ended June 30, 2008 compared to $21.8 million in the same period in 2007. The principal component of the increase was due to decreased amortization income on below-market coal agreements resulting in an increase in depreciation of $3.5 million. The increase was partially offset by decreases in depreciation and amortization expense of $0.2 million and $0.4 million in depreciation of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for three months ended June 30, 2008 were $10.1 million compared to $8.2 million for the same period in 2007. The increase was primarily due to increases in labor and benefit costs of $1.1 million, $0.8 million in bad debt expense, $0.2 million in contract labor and $0.1 million in taxes and licenses. The increases were partially offset by a decrease of $0.3 million of various other administrative costs.

Gain on sale of assets—Gain on sale of assets increased $23.8 million for the three months ended June 30, 2008 from the comparable period in 2007, primarily due to a $24.6 million pre-tax gain on an exchange of coal reserves with a third-party.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 20 and in the notes to our condensed consolidated financial statements for the three months ended June 30, 2008 appearing elsewhere in this Quarterly Report on Form 10-Q.

The following table depicts segment Adjusted EBITDA for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$46,567	$16,539	$30,028	182%
Northern Appalachian	9,730	(5,293)	15,023	284%
Illinois Basin	3,895	3,799	96	3%
Ancillary	(5,037)	(3,791)	(1,246)	(33)%

Total Adjusted EBITDA	$55,155	$11,254	$43,901	390%

Adjusted EBITDA from our Central Appalachian segment increased $30.0 million, or 182%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily due to a $24.6 million pre-tax gain on an exchange of coal reserves as described above. The increase was also impacted by an increase in profit margins of $1.58 per ton and an increase of 216,000 tons sold.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $15.0 million for the three months ended June 30, 2008 was due to a combination of an increase in sales realizations of $19.39 per ton, resulting in increased profit margins of $15.86 per ton, as well as an increase of approximately 311,000 tons sold.

Adjusted EBITDA from our Illinois Basin segment increased $0.1 million, or 3%, during the three months ended June 30, 2008 primarily due to increased sales of approximately 38,000 tons.

The decrease in Adjusted EBITDA from our Ancillary segment of $1.2 million was primarily due to decreases of approximately 152,000 tons sold and sales realizations of $0.86 per ton related to the expiration of brokered coal contracts. Partially offsetting the decrease in Adjusted EBITDA attributable to coal sales was an increase in income generated from our investment in coalbed methane wells.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian
Net income	$30,400	$954	$29,446	* %
Depreciation, depletion and amortization	15,719	15,245	474	3%
Interest expense, net	448	340	108	32%

Adjusted EBITDA	$46,567	$16,539	$30,028	182%

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income (loss)	$4,152	$(8,023)	$12,175	152%
Depreciation, depletion and amortization	5,434	2,634	2,800	106%
Interest expense, net	146	110	36	33%
Minority interest	(2)	(14)	12	86%

Adjusted EBITDA	$9,730	$(5,293)	$15,023	284%

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Illinois Basin
Net income	$1,887	$2,220	$(333)	(15)%
Depreciation, depletion and amortization	1,949	1,516	433	29%
Interest expense, net	59	63	(4)	(6)%

Adjusted EBITDA	$3,895	$3,799	$96	3%

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Ancillary
Net loss	$(22,301)	$(5,385)	$(16,916)	(314)%
Depreciation, depletion and amortization	1,592	2,399	(807)	(34)%
Interest expense, net	7,548	5,357	2,191	41%
Income tax expense (benefit)	8,124	(6,162)	14,286	232%

Adjusted EBITDA	$(5,037)	$(3,791)	$(1,246)	(33)%

	Three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Consolidated
Net loss
Net income (loss)	$14,138	$(10,234)	$24,372	238%
Depreciation, depletion and amortization	24,694	21,794	2,900	13%
Interest expense, net	8,201	5,870	2,331	40%
Income tax expense (benefit)	8,124	(6,162)	14,286	232%
Minority interest	(2)	(14)	12	86%

Adjusted EBITDA	$55,155	$11,254	$43,901	390%

*  Not meaningful.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

The following table depicts revenues for the six months ended June 30, 2008 and 2007 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$479,713	$400,993	$78,720	20%
Freight and handling revenues	23,153	9,601	13,552	141%
Other revenues	26,944	25,770	1,174	5%

Total revenues	$529,810	$436,364	$93,446	21%

Tons sold	9,708	9,426	282	3%
Coal sales revenue per ton	$49.41	$42.54	$6.87	16%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased $78.7 million for the six months ended June 30, 2008, or 20%, compared to the same period in 2007. This increase was due to a 16% increase in sales realization per ton resulting from increased spot market and short-term contract sales entered into in order to capitalize on favorable market conditions. Further impacting the increase in coal sales revenue was a 3% increase in tons sold compared to the same period of 2007. Partially offsetting the impact of improved realization per ton and the increase in tons sold was a decrease in coal sales revenues attributable to the expiration of certain brokered coal contracts.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain of our shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased $13.6 million for the six months ended June 30, 2008 compared to the same period in 2007 due to increased fuel surcharges and transportation rates.

Other revenues—Other revenues increased $1.2 million for the six months ended June 30, 2008 compared to the same period in 2007. The change was due to increases of $3.5 million generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX, $1.5 million from additional ash disposal income, $1.1 million from sales of scrap materials and $0.9 million related to a right of way and easement agreement. The increases were partially offset by a decrease of $5.8 million from our subsidiary ADDCAR, primarily related to the sale of a narrow bench highwall mining system in the comparable period of 2007.

Coal sales revenues and tons sold by segment

The following table depicts coal sales revenues by operating segment for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$313,725	$259,906	$53,819	21%
Northern Appalachian	104,997	58,000	46,997	81%
Illinois Basin	34,089	30,985	3,104	10%
Ancillary	26,902	52,102	(25,200)	(48)%

Total coal sales revenues	$479,713	$400,993	$78,720	20%

The following table depicts tons sold by operating segment for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages)
Central Appalachian	5,886	5,640	246	4%
Northern Appalachian	2,051	1,626	425	26%
Illinois Basin	1,143	1,038	105	10%
Ancillary	628	1,122	(494)	(44)%

Total tons sold	9,708	9,426	282	3%

Coal sales revenues from our Central Appalachian segment increased approximately $53.8 million, or 21%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily attributable to an increase of $7.22 per ton in the average sales price of our coal primarily sold pursuant to coal supply agreements. Further impacting the increase in coals sales was increased tons sold from our Hazard, Raven and Beckley complexes. The increases in tons sold were partially offset by a decrease in tons sold at our Flint Ridge complex resulting from the idling of our highwall mining operation subsequent to the second quarter of 2007.

For the six months ended June 30, 2008, our Northern Appalachian coal sales revenues increased approximately $47.0 million, or 81%, compared to the same period in 2007 due to an increase in coal sales revenues of $15.52 per ton resulting from more favorable terms on its coal supply agreements and from an increase in sales of metallurgical coal at prevailing market prices. Additionally, we experienced an increase in tons sold at our Northern Appalachian mining complexes, most significantly at Sentinel and Harrison. The increase was partially offset by a decrease in tons sold from our former Sycamore joint venture which ceased operations in March 2007.

Coal sales revenues from our Illinois Basin segment increased approximately $3.1 million, or 10%, compared to the same period in 2007 due a 10% increase in tons sold.

Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease of $25.2 million, or 48%, due to a decrease of 494,000 tons resulting from the expiration of certain brokered coal contracts. Coal sales revenues also decreased within our Ancillary segment due to a decrease of $3.60 per ton in the average sales price of our coal sold under contract.

Cost and expenses

The following table reflects cost of operations for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$426,394	$369,431	$56,963	15%
Freight and handling costs	23,153	9,601	13,552	141%
Cost of other revenues	18,157	19,539	(1,382)	(7)%
Depreciation, depletion and amortization	46,651	42,970	3,681	9%
Selling, general and administrative expenses	18,655	16,842	1,813	11%
Gain on sale of assets	(26,292)	(2,354)	(23,938)	* %

Total costs and expenses	$506,718	$456,029	$50,689	11%

Cost of coal sales per ton sold	$43.92	$39.19	$4.73	12%

*	Not meaningful.

Cost of coal sales—For the six months ended June 30, 2008, our total cost of coal sales increased $57.0 million, or 15%, compared to the six months ended June 30, 2007. The increase was primarily the result of a 12% increase in cost per ton, as well as a 3% increase in tons sold as described above.

Mining operations that significantly increased or reached full production subsequent to June 30, 2007 include our Guston Run, Middle Fork, Mt. Sterling and Sentinel mines, which increased cost of coal sales by $59.7 million. Increased costs from new mining operations were partially offset by a decrease in costs of $38.6 million resulting from the closure or cutback of production at our higher cost Blackberry, Flint Ridge Highwall, New Hill and Vicco mines. Total cost of coal sales at remaining mines and from brokered coal contracts increased $35.9 million.

Cost of coal sales per ton increased to $43.92 for the six months ended June 30, 2008 compared to $39.19 for the same period in 2007, an increase of $4.73 per ton. The increase was primarily caused by a $1.50 per ton increase in fuel, oil and lubricants; $1.41 per ton in labor and benefit costs; $1.01 per ton in repairs and maintenance; $0.41 per ton in severance taxes; $0.40 per ton in contract labor costs; and $0.35 per ton in royalties expense. Various other increases in cost of coal sales contributed an additional $0.17 per ton increase. The aforementioned increases were partially offset by a $0.52 per ton decrease as a result of a drop in the average cost of coal purchased at less favorable prevailing market rates to satisfy brokered coal contracts.

Cost of other revenues—For the six months ended June 30, 2008, cost of other revenues decreased $1.4 million, or 7%, to $18.2 million compared to $19.5 million for the six months ended June 30, 2007. Of the decrease, approximately $3.6 million was from our subsidiary ADDCAR, primarily related to the sale of a narrow bench highwall mining system in the comparable period of 2007, $0.6 million in labor and benefit costs and $0.4 million in repairs and maintenance costs. Partially offsetting the decrease were increases of $1.6 million in ash disposal trucking costs and $1.6 million in coalbed methane well operating expenses.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased $3.7 million, or 9%, to $46.7 million for the six months ended June 30, 2008 compared to $43.0 million in the same period in 2007. The principal component of the increase was due to decreased amortization income on below-market coal agreements resulting in an increase in depreciation of $5.0 million. The increase was partially offset by decreases in depreciation and amortization expense of $0.7 million and $0.6 million in depreciation of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2008 were $18.6 million compared to $16.8 million for the same period in 2007. The increase of $1.8 million was primarily attributable to increases of $0.8 million in labor and benefit costs, $0.8 million in bad debt expense, $0.3 million in contract labor and $0.3 million in legal and professional fees. Offsetting the increases was a decrease of $0.4 million in various other administrative costs.

Gain on sale of assets—Gain on sale of assets increased $23.9 million for the six months ended June 30, 2008 from the comparable period in 2007, primarily due to a $24.6 million pre-tax gain an exchange of coal reserves with a third-party.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 25 and in the notes to our condensed consolidated financial statements for the six months ended June 30, 2008 appearing elsewhere in this Quarterly Report on Form 10-Q.

The following table depicts segment Adjusted EBITDA for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$62,145	$33,773	$28,372	84%
Northern Appalachian	11,525	(13,539)	25,064	185%
Illinois Basin	6,243	7,427	(1,184)	(16)%
Ancillary	(10,170)	(3,484)	(6,686)	(192)%

Total Adjusted EBITDA	$69,743	$24,177	$45,566	188%

Adjusted EBITDA from our Central Appalachian segment increased $28.4 million, or 84%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to a $24.6 million pre-tax gain on an exchange of coal reserves. The increase was further impacted by an increase of approximately 246,000 tons sold and an increase in profit margin of $0.24 per ton more than during the comparable period of 2007.

The increase in Adjusted EBITDA from our Northern Appalachian segment of $25.1 million for the six months ended June 30, 2008 was due to a combination of an increase in sales realizations of $15.52 per ton, resulting in increased profit margins of $13.73 per ton, as well as an increase of approximately 425,000 tons sold.

Adjusted EBITDA from our Illinois Basin segment decreased $1.2 million, or 16%, during the six months ended June 30, 2008 related to increases in operating costs such as labor and benefits, repairs and maintenance and electricity. The increased costs resulted in a decrease in profit margins of $1.57 per ton compared to the same period of 2007. Increased sales of approximately 105,000 tons partially offset the decrease resulting from lower margins.

The decrease in Adjusted EBITDA from our Ancillary segment of $6.7 million was primarily due to decreased sales realizations of $3.60 per ton and a decrease in tons sold of 494,000 tons related to the expiration of brokered coal contracts.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Central Appalachian	(in thousands, except percentages)
Net income	$29,681	$2,459	$27,222	* %
Depreciation, depletion and amortization	31,565	30,687	878	3%
Interest expense, net	899	627	272	43%

Adjusted EBITDA	$62,145	$33,773	$28,372	84%

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Northern Appalachian	(in thousands, except percentages)
Net income (loss)	$3,661	$(17,584)	$21,245	121%
Depreciation, depletion and amortization	7,561	4,215	3,346	79%
Interest expense, net	298	205	93	45%
Minority interest	5	(375)	380	101%

Adjusted EBITDA	$11,525	$(13,539)	$25,064	185%

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Illinois Basin	(in thousands, except percentages)
Net income	$2,365	$4,126	$(1,761)	(43)%
Depreciation, depletion and amortization	3,762	3,189	573	18%
Interest expense, net	116	112	4	4%

Adjusted EBITDA	$6,243	$7,427	$(1,184)	(16)%

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Ancillary	(in thousands, except percentages)
Net loss	$(33,115)	$(7,303)	$(25,812)	(353)%
Depreciation, depletion and amortization	3,763	4,879	(1,116)	(23)%
Interest expense, net	18,869	11,257	7,612	68%
Income tax expense (benefit)	313	(12,317)	12,630	103%

Adjusted EBITDA	$(10,170)	$(3,484)	$(6,686)	(192)%

	Six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Consolidated	(in thousands, except percentages)
Net income (loss)	$2,592	$(18,302)	$20,894	114%
Depreciation, depletion and amortization	46,651	42,970	3,681	9%
Interest expense, net	20,182	12,201	7,981	65%
Income tax expense (benefit)	313	(12,317)	12,630	103%
Minority interest	5	(375)	380	101%

Adjusted EBITDA	$69,743	$24,177	$45,566	188%

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of June 30, 2008, our available liquidity was $96.5 million, including cash of $68.1 million and $28.4 million available for borrowing under our $100 million senior credit facility. Total debt represented 44% of our total capitalization at June 30, 2008. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

Our Convertible Senior Notes (the “Convertible Notes”) became convertible at the option of holders beginning July 1, 2008. The conversion right was triggered on June 16, 2008, when the closing sale price of our common stock on the New York Stock Exchange exceeded $8.26 (130% of the conversion price in effect on March 31, 2008) for the 20th trading day in the 30 consecutive trading days ending on June 30, 2008. Upon conversion, the Convertible Notes will be settled in cash for the principal amount of the note, and any excess conversion value may be settled in cash or in shares of our common stock, at our option, as provided by the terms of the indenture governing the Convertible Notes. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximately 163.8136 shares per $1,000 principal amount of the Convertible Notes). If we elect to settle any excess conversion value of the Convertible Notes in cash, the holder will receive, for each $1,000 principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the Convertible Notes are surrendered. In the event that a holder elects to convert its Convertible Note, we expect to fund any cash settlement of any such conversion from working capital and/or borrowings under our amended credit facility, up to $25.0 million. We would seek a waiver or amendment from our lenders to allow us to pay any amounts in excess of $25.0 million per year. However, given that the current market value of the securities substantially exceeds the parity value, we do not believe a significant number of conversions are likely at this time. The triggering of the conversion right as described above is not expected to have a material effect on our financial position.

We currently expect our total capital expenditures will be approximately $179.0 million in 2008, primarily for investments in new equipment and development of mining operations. Cash paid for capital expenditures was approximately $55.5 million for the six months ended June 30, 2008. We have funded and will continue to fund these capital expenditures from our internal operations, as well as with proceeds from the sale of our Denmark property and from our convertible notes offering in 2007. Assuming that holders of a significant number of the Convertible Notes do not exercise their conversion rights, we believe that these sources of capital, as well as available borrowing capacity on our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation, will be sufficient to fund our anticipated capital expenditures under our current budget plan through the second quarter of 2009. The need and timing of seeking additional capital in the future will be subject to market conditions and, to the extent necessary, management can control the timing of the cash requirements by managing the pace of capital spending.

Approximately $37.0 million of 2008 capital expenditures were attributable to Central Appalachian operations. This amount represent investments of approximately $26.9 million in our Beckley mining complex, as well as additional investments of $10.1 million for upgrades and maintenance at the remaining Central Appalachian operations. We spent approximately $14.6 million at our Northern Appalachian operations in the six months ended June 30, 2008, approximately $8.6 million of which was for development of our Sentinel and Tygart properties. Expenditures of approximately $0.8 million for our Illinois Basin operations were for ongoing operations improvements. Approximately $3.1 million of cash paid for capital expenditures for the six months ended June 30, 2008 was within our Ancillary segment for safety equipment, as well as for maintenance upgrades at various other subsidiaries.

As a result of recent accidents in the mining industry, new legislation has been announced that will require additional capital expenditures to meet enhanced safety standards. For the six months ended June 30, 2008, we spent $2.4 million to meet these standards and anticipate spending an additional $2.4 million for the remainder of 2008.

Cash Flows

Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2008, a decrease of $12.2 million from the same period in 2007. This decrease is attributable to a decrease in net operating assets and liabilities of $28.8 million offset by an increase in net income of $16.6 million after adjustment for non-cash charges.

For the six months ended June 30, 2008, net cash used in investing activities was $51.3 million compared to $76.7 million for the six months ended June 30, 2007. For the first six months of 2008, $55.5 million of cash was used to support existing mining operations and for development and acquisition of new mining complexes compared to $81.9 million in the same period 2007. Additionally, we collected proceeds from asset sales of $4.2 million during the six months ended June 30, 2008 versus $4.7 million during the comparable period of 2007.

Net cash used by financing activities of $2.3 million for the six months ended June 30, 2008 was due to repayments on our long-term debt of $2.1 million and deferred finance costs of $0.2 million.

Credit Facility and Long-term Debt Obligations

As of June 30, 2008 our total long-term indebtedness consisted of the following (in thousands):

June 30, 2008
9.00% Convertible Senior Notes, due 2012	$225,000
10.25% Senior Notes, due 2014	175,000
Equipment notes	16,022

Total	416,022
Less–current portion	(230,406)

Long-term debt	$185,616

As a result of the Convertible Senior Notes becoming convertible during the period, we have included the notes in the current portion of long-term debt in our consolidated balance sheet as of June 30, 2008. We will reassess the convertibility of the notes, and the related balance sheet classification, on a quarterly basis.

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. Assuming that holders of a significant number of the Convertible Notes do not exercise their conversion rights, we believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate at least through the second quarter of 2009 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying our condensed consolidated financial statements.

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

Convertible Debt. In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding any embedded conversion options). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-a is effective for financial statements for fiscal years beginning after December 15, 2008 and would be applied retrospectively for all periods presented. We are currently evaluating the effect that the adoption of FSP APB 14-a will have on our financial position, results of operations and cash flows.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141(R) will impact the accounting for our future business combinations.

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

Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows and we are currently evaluating the impact, if any, adoption will have on the footnotes accompanying our condensed consolidated financial statements.

GAAP Hierarchy. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six month periods ended June 30, 2008 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which became effective on March 31, 2007 and expires March 31, 2009, to hedge our interest risk on $200 million notional amount of revolving debt. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our renegotiated credit facility dated June 23, 2006. We recognize the change in the fair value of this agreement in the income statement in the period of change.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of June 30, 2008, 96% of 2008 planned production is committed for sale, leaving approximately 4% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $0.6 million for 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of our subsidiaries, and against WLR, and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, WLR, and Mr. Ross, individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, WLR, and Mr. Ross, and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that we are appropriately insured for these and other potential claims, and we have fully paid our deductible applicable to our insurance policies. In addition to the dismissal of the McCloy claim, we have settled and dismissed two other actions and have reached an agreement in principle to settle another claim. These settlements require that we are released, as well as the release of our subsidiaries, WLR, and Mr. Ross. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement and the West Virginia Supreme Court refused to stay the effectiveness of the settlement. We will vigorously defend ourselves against the remaining complaints and any appeal of any prior settlements.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard has intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. That evaluation is now in progress. If the ACOE reinstates the permit and the Court subsequently finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine and the process of obtaining ACOE permits for coal mining activities in Kentucky could become more difficult.

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

        In May 2008, seven of our subsidiaries reached settlements with the West Virginia Department of Environmental Protection, Division of Water and Waste Management (the “WVDEP”) over past violations of the Clean Water Act related to wastewater discharge permits. In late 2007, the subsidiary companies voluntarily approached the WVDEP in an effort to resolve any past violations and to identify and correct any deficiencies in their routine monitoring and reporting programs. As a result, WVDEP commenced administrative enforcement actions against each of the seven subsidiaries, and after a thorough review of the relevant record and permit terms, the parties agreed to individual consent orders dated May 19, 2008 (Juliana Mining Company, Inc., Vindex Energy Corporation, King Knob Coal Co., Inc., Patriot Mining Company, Inc., ICG Eastern, LLC, Hawthorne Coal Company, Inc. and Wolf Run Mining Company). The consent orders require payment of a penalty that is approximately $0.4 million in the aggregate, each subsidiary to develop and implement a comprehensive reporting plan for its water quality compliance program and develop specific corrective action plans where needed.

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

Listed below is a risk factor that has been added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

We may not be able to repurchase our Convertible Senior Notes if noteholders convert prior to maturity.

Upon the occurrence of specific events, our Convertible Senior Notes may become convertible, requiring the Company to settle in cash the principal amount of the note, and any excess conversion value may be settled in cash or in shares of our common stock, at our option, as provided by the terms of the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximately 163.8136 shares per $1,000 principal amount of the Convertible Senior Notes). If we elect to settle any excess conversion value of the Convertible Senior Notes in cash, the holder will receive, for each $1,000 principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the Convertible Senior Notes are surrendered. We have $225.0 million of principal amount of Convertible Senior Notes outstanding. In the event that a holder elects to convert its Convertible Senior Note, we would need to seek a waiver or amendment from our lenders to fund any cash settlement of any such conversion from working capital and/or borrowings under our amended credit facility in excess of $25.0 million per year. There is no assurance we will have sufficient cash on hand or available to fund the $25.0 million or that we would receive a waiver or amendment. In addition, if a significant number of noteholders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Our failure to repurchase converted notes at a time when noteholders have the right to convert would constitute a default under the indenture. This default would, in turn, constitute an event of default under our amended and restated credit facility and could constitute an event of default under our Senior Notes, any of which could cause repayment of the related debt to be accelerated after any applicable notice or grace periods. If debt repayment were to be accelerated, we may not have sufficient funds to repurchase the Convertible Senior Notes or repay the debt. Alternatively, upon conversion, the Company may issue additional stock to satisfy the payment obligation related to any excess conversion value which could lead to immediate and potentially substantial dilution in net tangible book value per share.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 14, 2008. In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of three Class III directors for a term of three years expiring in 2011 and (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office for a three year term or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Bennett K. Hatfield	130,002,444	2,399,091
Wilbur L. Ross, Jr.	129,421,493	2,980,042
Wendy L. Teramoto	122,892,796	9,508,739

The following directors remained in office: Cynthia B. Bezik, William J. Catacosinos, Maurice E. Carino, Jr., Stanley N. Gaines and Samuel A. Mitchell.

2.	The ratification of the Board of Director’s selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2008 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
132,053,742	163,771	184,022

Item 6.	Exhibits

10-Q EXHIBIT INDEX

2.1	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of March 31, 2005	(A	)

2.2	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of May 10, 2005	(A	)

2.3	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., effective as of June 29, 2005	(B	)

2.4	Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of March 31, 2005	(A	)

2.5	First Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of May 10, 2005	(A	)

2.6	Second Amendment to the Business Combination Agreement among International Coal Group, Inc. (f/k/a ICG Holdco, Inc.), ICG, Inc. (f/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, effective as of June 29, 2005	(B	)

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(F	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C	)

4.2	Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.	(A	)

4.4	Indenture, dated June 23, 2006, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(G	)

4.5	Form of 10.25% Note	(G	)

4.6	Indenture, dated July 31, 2007, by and among ICG, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee	(J	)

4.7	Form of Senior Convertible 9.00% Note	(J	)

4.8	Registration Rights Agreement, dated July 31, 2007, by and among ICG, the guarantors party thereto and UBS Securities LLC	(J	)

4.9	Registration Rights Agreement dated as of May 16, 2008 by and between ICG and Fairfax Financial Holdings Limited	(K	)

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders	(H	)

10.2	Director Compensation Plan	(I	)

10.3	Second Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, effective as of July 31, 2007, by and among ICG, LLC, as borrower, the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital Securities LLC, as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A. as co-documentation agents, JPMorgan Chase Bank, N.A. as an issuing bank, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as an issuing bank, administrative agent and collateral agent	(J	)

10.4	Amended and Restated Coal Lease dated as of May 27, 2008 by and between Dulcet Acquisition LLC, as lessor, and Powdul Acquisition LLC, as lessee	(D	)

31.1	Certification of the Principal Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

(A)	Previously filed as an exhibit to Amendment No. 1 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 15, 2005 and incorporated herein by reference.

(B)	Previously filed as an exhibit to Amendment No. 2 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on June 30, 2005 and incorporated herein by reference.

(C)	Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.

(D)	Filed herewith.

(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

(K)	Previously filed as an exhibit to Fairfax Financial Holdings Limited’s Amendment No. 1 to Form Schedule 13D filed on May 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield

Name:	Bennett K. Hatfield
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bradley W. Harris

Name:	Bradley W. Harris
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2008