Form 10-Q
period 2008-09-30
International Coal Group, Inc.
filed 2008-11-07
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2008—153,308,845.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,222	$107,150
Accounts receivable, net of allowances of $0 and $539	118,092	83,765
Inventories, net	48,627	40,679
Deferred income taxes	8,224	5,000
Prepaid insurance	3,862	10,618
Income taxes receivable	8,854	8,854
Prepaid expenses and other	13,035	9,138
Total current assets	262,916	265,204

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,044,610	974,334
DEBT ISSUANCE COSTS, net	11,531	13,466
ADVANCE ROYALTIES, net	12,600	14,661
GOODWILL	30,237	30,237
OTHER NON-CURRENT ASSETS	5,548	5,661
Total assets	$1,367,442	$1,303,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,858	$70,042
Current portion of long-term debt	7,404	4,234
Current portion of reclamation and mine closure costs	6,327	7,333
Current portion of employee benefits	2,925	2,925
Accrued expenses and other	76,347	62,723
Total current liabilities	167,861	147,257

LONG-TERM DEBT	418,392	408,096
RECLAMATION AND MINE CLOSURE COSTS	79,060	78,587
EMPLOYEE BENEFITS	62,162	55,132
DEFERRED INCOME TAXES	57,494	52,355
BELOW-MARKET COAL SUPPLY AGREEMENTS	46,397	39,668
OTHER NON-CURRENT LIABILITIES	5,234	8,062
Total liabilities	836,600	789,157

MINORITY INTEREST	38	35

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 153,298,842 and 152,992,109 shares, respectively, issued and outstanding	1,533	1,530
Additional paid-in capital	643,089	639,160
Accumulated other comprehensive loss	(5,702)	(5,903)
Retained deficit	(108,116)	(120,416)
Total stockholders’ equity	530,804	514,371
Total liabilities and stockholders’ equity	$1,367,442	$1,303,563

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUES:
Coal sales revenues	$282,250	$191,088	$761,963	$592,081
Freight and handling revenues	12,339	5,044	35,492	14,645
Other revenues	14,610	11,697	41,554	37,467
Total revenues	309,199	207,829	839,009	644,193
COSTS AND EXPENSES:
Cost of coal sales	240,204	188,356	666,598	557,787
Freight and handling costs	12,339	5,044	35,492	14,645
Cost of other revenues	9,690	7,600	27,847	27,139
Depreciation, depletion and amortization	24,227	23,017	70,878	65,987
Selling, general and administrative	8,396	9,026	27,051	25,868
Gain on sale of assets, net	(6,383)	(35,444)	(32,675)	(37,798)
Total costs and expenses	288,473	197,599	795,191	653,628
Income (loss) from operations	20,726	10,230	43,818	(9,435)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(8,837)	(14,434)	(29,019)	(26,635)
Other, net	—	429	—	1,301
Total interest and other income (expense)	(8,837)	(14,005)	(29,019)	(25,334)
Income (loss) before income taxes and minority interest	11,889	(3,775)	14,799	(34,769)
INCOME TAX (EXPENSE) BENEFIT	(2,183)	2,355	(2,496)	14,672
MINORITY INTEREST	2	137	(3)	512
Net income (loss)	$9,708	$(1,283)	$12,300	$(19,585)

Earnings per share:
Basic	$0.06	$(0.01)	$0.08	$(0.13)
Diluted	$0.06	$(0.01)	$0.08	$(0.13)
Weighted-average common shares outstanding:
Basic	152,761,955	152,413,924	152,587,831	152,262,828
Diluted	153,025,680	152,413,924	152,745,474	152,262,828

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,300	$(19,585)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	70,878	65,987
Amortization of deferred finance costs included in interest expense	2,123	7,579
Minority interest	3	(512)
Compensation expense on restricted stock and options	3,216	3,769
Gain on sale of assets, net	(32,675)	(37,798)
Deferred income taxes	2,360	(21,029)
Provision for bad debt	(522)	503
Amortization of accumulated postretirement benefit obligation	323	213
Changes in assets and liabilities:
Accounts receivable	(33,337)	1,650
Inventories	(7,172)	(4,385)
Prepaid expenses and other	3,007	15,222
Other non-current assets	1,969	(1,346)
Accounts payable	5,625	2,643
Accrued expenses and other	13,492	7,710
Reclamation and mine closure costs	(1,961)	3,181
Other liabilities	4,202	5,160
Net cash from operating activities	43,831	28,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	8,688	44,992
Additions to property, plant, equipment and mine development	(92,995)	(123,817)
Cash paid related to acquisitions and net assets acquired	(603)	(11,773)
Withdrawals of restricted cash	18	440
Net cash from investing activities	(84,892)	(90,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	—	26,082
Repayments on short-term debt	—	(44,830)
Borrowings on long-term debt	—	65,000
Repayments on long-term debt	(3,828)	(67,514)
Proceeds from senior notes offering	—	225,000
Proceeds from stock options exercised	149	—
Debt issuance costs	(188)	(9,328)
Net cash from financing activities	(3,867)	194,410
NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,928)	133,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,150	18,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,222	$151,956

Supplemental information:
Cash paid for interest (net of amount capitalized)	$35,859	$21,290
Cash received for income taxes, net	$—	$774
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$13,481	$2,465
Purchases of property, plant, equipment and mine development through financing arrangements	$17,294	$10,971
Assets acquired through the assumption of liabilities	$17,464	$1,586
Assets acquired through the exchange of property	$22,608	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
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

The accompanying interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

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

Coal sales revenues also result from the sale of broker coal produced by others. Revenue is recognized and recorded at the time of shipment or delivery to the customer, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sale agreement. The revenues related to broker coal sales are included in coal sales revenues on a gross basis and the corresponding cost of the coal from the supplier is recorded in cost of coal sales in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the effect, if any, the adoption of FSP 157-2 will have on its financial position, results of operations and cash flows.

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

Financial Assets—In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Adoption of FSP 157-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Convertible Debt—In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and would be applied retrospectively for all periods presented. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance. The Company is currently evaluating the effect the adoption of FSP APB 14-1 will have on its financial position, results of operations and cash flows.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141(R) will impact the accounting for the Company’s future business combinations.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

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

Derivative Instruments—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133  (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position, results of operations or cash flows and it is currently evaluating the effect, if any, adoption will have on the footnotes accompanying its condensed consolidated financial statements.

GAAP Hierarchy—In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial position, results of operations or cash flows.

Share-Based Payments—In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 to have a material impact on its financial position, results of operations or cash flows.

Financial Instruments—In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on its financial position, results of operations or cash flows.

(3) Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Coal	$21,415	$19,855
Parts and supplies	28,664	21,602
Reserve for obsolescence–parts and supplies	(1,452)	(778)
Total	$48,627	$40,679

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	September 30, 2008	December 31, 2007
Coal lands and mineral rights	$586,534	$594,034
Plant and equipment	524,022	442,530
Mine development	178,302	133,181
Land and land improvements	23,562	20,889
Coalbed methane well development costs	14,965	14,276
	1,327,385	1,204,910
Less–accumulated depreciation, depletion and amortization	(282,775)	(230,576)
Net property, plant, equipment and mine development	$1,044,610	$974,334

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended September 30, 2008 and 2007 was $25,852 and $26,775, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the nine months ended September 30, 2008 and 2007 was $77,959 and $80,037, respectively.

On June 23, 2008, the Company exchanged certain coal reserves with a third-party. In addition to reserves, the Company received $3,000 in cash. As a result, the Company recognized a pre-tax gain of $24,633 based upon the fair value of the underlying assets received in the exchange, which is included in gain on sale of assets in its statement of operations for the nine months ended September 30, 2008. Additionally, on September 29, 2008, the Company exchanged certain property resulting in the recognition of a $975 pre-tax gain based upon the fair value of the underlying assets given up in the exchange. The gain is included in gain on sale of assets in the Company’s statement of operations for the three and nine months ended September 30, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

(5) Long-term Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
9.00% Convertible Senior Notes, due 2012	$225,000	$225,000
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	25,796	12,330
Total	425,796	412,330
Less current portion	(7,404)	(4,234)
Long-term debt	$418,392	$408,096

Convertible Senior Notes—The Convertible Senior Notes due 2012 (the “Convertible Notes”) bear interest at an annual rate of 9.00%, payable semi-annually in arrears on February 1 and August 1 of each year.

The Convertible Notes became convertible at the option of holders beginning July 1, 2008. The conversion period expired on September 30, 2008 pursuant to the terms of the governing indenture with no holders exercising their conversion rights. The Convertible Notes may become convertible again in the future under certain conditions. Accordingly, the Company will reassess the convertibility on a quarterly basis.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the Convertible Notes). The volume weighted-average price of the Company’s stock subsequent to the expiration date of the conversion period was below $6.10 per share. Accordingly, there were no potentially convertible shares at September 30, 2008. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change or the aforementioned average pricing thresholds are met, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes.

Pursuant to EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 9.

Credit Facility—In June 2006, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) consisting of a revolving credit facility which matures on June 23, 2011. In July 2007, the Company further amended the Amended Credit Facility to decrease the maximum borrowings to $100,000, of which a maximum of $80,000 may be used for letters of credit. The amendment, among other things, modified the maximum permitted leverage ratio, the minimum interest coverage ratio and the maximum amount of capital expenditures permitted. Further, the amendment also revised certain interest rate thresholds and unused commitment fee levels under the Amended Credit Facility. As of September 30, 2008, the Company had no borrowings outstanding. Letters of credit totaling $71,551 were outstanding, leaving $28,449 available for future borrowings. Interest on the borrowings under the Amended Credit Facility is payable, at the Company’s option, at either the base rate plus a margin of 1.25% to 2.00% or LIBOR plus a margin of 2.25% to 3.00% based on the Company’s leverage ratio as of September 30, 2008. The Company is in compliance with the covenants under the Amended Credit Facility.

Equipment Notes—The equipment notes, having various maturity dates extending to September 2013, are collateralized by mining equipment. At September 30, 2008, the equipment notes bore interest at fixed rates that ranged from 5.10% to 7.45%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

(6) Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2008 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended September 30, 2008 decreased to 18% compared to 62% for the three months ended September 30, 2007 and to 17% for the nine months ended September 30, 2008 from 42% for the nine months ended September 30, 2007. The decreases were primarily a result of the effect of income tax deductions for depletion of mineral rights on projected earnings offset by an increase in other non-deductible expenses and an adjustment to reflect the expected full year 2008 effective income tax rate.

(7) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$651	$514	$1,955	$1,542
Interest cost	407	263	1,220	789
Amortization of net loss	107	71	322	213
Benefit cost	$1,165	$848	$3,497	$2,544

The plan is unfunded, therefore, no contributions were made by the Company for the three and nine months ended September 30, 2008 and 2007.

(8) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FSP 157-2. SFAS No. 157 establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The Company entered into an Interest Rate Collar Agreement (the “Collar”) that expires on March 31, 2009. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. At September 30, 2008, a liability for the fair value of the Collar was included in accrued expenses and other on the Company’s consolidated balance sheet. The value of the interest rate collar is based on a forward LIBOR curve, which is observable at commonly quoted intervals for the full term of the agreement. The Company recognizes the change in the fair value of this agreement in the period of change. For the three and nine months ended September 30, 2008, the Company recorded income of $455 and a loss of $1,044, respectively, related to the change in fair value. The loss is included in interest expense in the Company’s consolidated statement of operations.

The following table presents the fair value hierarchy for financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using:
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Collar Agreement	$1,246	$—	$1,246	$—

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$9,708	$(1,283)	$12,300	$(19,585)

Weighted-average common shares outstanding—basic	152,761,955	152,413,924	152,587,831	152,262,828
Incremental shares arising from stock options	172,624	—	27,249	—
Incremental shares arising from restricted shares	91,101	—	130,394	—
Weighted-average common shares outstanding—diluted	153,025,680	152,413,924	152,745,474	152,262,828

Earnings Per Share:
Basic	$0.06	$(0.01)	$0.08	$(0.13)
Diluted	$0.06	$(0.01)	$0.08	$(0.13)

Options to purchase 1,076,552 and 1,105,352 shares of common stock outstanding at September 30, 2008 have been excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2008 because their effect would have been anti-dilutive. Options to purchase 2,026,662 shares of common stock and 574,660 shares of restricted common stock outstanding at September 30, 2007 have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2007 because their effect would have been anti-dilutive.

In July 2007, the Company completed the offering of its Convertible Notes. The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s stock subsequent to the expiration date of the conversion period was below $6.10 per share. Accordingly, there were no potentially dilutive shares at September 30, 2008.

(10) Acquisition

On May 27, 2008, the Company entered into an agreement to purchase the membership interests of Powdul Acquisition LLC. The purchase resulted in the Company acquiring the idle Powell Mountain underground mining operation and related assets. The cost of the acquired entity totaled $18,067 which included cash paid of $450, other related acquisition costs of $153 and total liabilities of $17,464. Total liabilities include current liabilities of $132, asset retirement obligations of $3,522 and a below-market contract valued at $13,810. As a result of the purchase price allocation, the Company recorded current assets of $1,335, mineral interests of $11,007, development costs of $1,922 and property, plant and equipment of $3,803. Certain asset values assigned were based upon management’s estimates and are subject to adjustment upon final determination of the respective fair values. The acquisition would not have had a material impact on the Company’s results of operations had it taken place on January 1, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling approximately $116,235 as of September 30, 2008 to secure reclamation and other performance commitments. As of September 30, 2008, the Company has bank letters of credit outstanding of $71,551 under its revolving credit facility.

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of the Company’s shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and it has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed two other actions and has reached an agreement in principle to settle two other claims. These settlements require the release of the Company, the Company’s subsidiaries, W. L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court has not yet ruled whether it will accept the petition for appeal or decline to hear the appeal. The Company will vigorously defend itself against the remaining complaints and any appeal of any prior settlements.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that the Company breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages.

On April 5, 2007, the City of Ann Arbor Employees’ Retirement System filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers, directors and underwriters. The amended complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. The Company and the named officers and directors filed a motion to dismiss the amended complaint on September 28, 2007, as did the underwriters, and, on September 30, 2008, the court dismissed the action in its entirety. The plaintiffs did not appeal the dismissal.

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
September 30, 2008
(Dollars in thousands, except per share amounts)

On January 7, 2008, Saratoga Advantage Trust filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding the Company’s operating condition and safety record. The Company intends to vigorously defend the action.

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

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley has prepared and submitted a permit modification to alleviate the board’s concerns. All site development will be suspended until the WVDEP has approved the permit modification. If the WVDEP issues the permit as modified, there will be additional opportunity for appeal by T.E.A.M.

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

The Company has paid legal fees relating to the representation of WLR and the Company’s Chairman, Mr. Wilbur L. Ross, Jr., by counsel in connection with various litigation matters pending against the Company, WLR and Mr. Ross related to the Sago mine accident. During the three and nine months ended September 30, 2007, the Company recorded expenses totaling approximately $171 and $505, respectively, relating to these matters. The Company did not record any expense in 2008 relating to these matters.

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
September 30, 2008
(Dollars in thousands, except per share amounts)

Reportable segment results for continuing operations for the three and nine months ended September 30, 2008 and 2007 and segment assets as of September 30, 2008 and 2007 were as follows:

Three months ended September 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$207,452	$57,589	$21,114	$23,044	$309,199
Adjusted EBITDA	36,779	3,796	3,924	454	44,953
Depreciation, depletion and amortization	16,004	5,078	1,658	1,487	24,227
Capital expenditures	32,741	9,420	2,898	1,270	46,329
Total assets	743,324	186,255	35,831	402,032	1,367,442
Goodwill	—	—	—	30,237	30,237

Three months ended September 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$135,623	$32,565	$17,706	$21,935	$207,829
Adjusted EBITDA	7,391	(8,233)	3,790	30,728	33,676
Depreciation, depletion and amortization	14,917	3,204	1,436	3,460	23,017
Capital expenditures	35,405	8,021	688	664	44,778
Total assets	811,540	161,306	39,505	498,277	1,510,628
Goodwill	169,601	—	—	30,095	199,696

Revenue in the Ancillary category consists primarily of $12,423 and $11,992 relating to the Company’s brokered coal sales and $5,799 and $5,520 relating to contract highwall mining activities for the three months ended September 30, 2008 and 2007, respectively. Capital expenditures include non-cash amounts of $24,935 for the three months ended September 30, 2008. Capital expenditures do not include $16,673 paid during the three months ended September 30, 2008 related to capital expenditures accrued in prior periods. Capital expenditures do not include $10,240 paid during the three months ended September 30, 2007 related to capital expenditures accrued in prior periods.

Nine months ended September 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$536,956	$172,923	$60,399	$68,731	$839,009
Adjusted EBITDA	98,924	15,321	10,167	(9,716)	114,696
Depreciation, depletion and amortization	47,569	12,639	5,420	5,250	70,878
Capital expenditures	71,159	31,074	3,474	4,812	110,519
Total assets	743,324	186,255	35,831	402,032	1,367,442
Goodwill	—	—	—	30,237	30,237

Nine months ended September 30, 2007:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$399,472	$96,897	$52,537	$95,287	$644,193
Adjusted EBITDA	41,163	(21,772)	11,217	27,245	57,853
Depreciation, depletion and amortization	45,604	7,419	4,625	8,339	65,987
Capital expenditures	100,678	31,885	1,627	12,365	146,555
Total assets	811,540	161,306	39,505	498,277	1,510,628
Goodwill	169,601	—	—	30,095	199,696

Revenue in the Ancillary category consists primarily of $39,513 and $64,147 relating to the Company’s brokered coal sales and $15,577 and $14,790 relating to contract highwall mining activities for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures include non-cash amounts of $30,775 and $13,436 for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures do not include $14,290 paid during the nine months ended September 30, 2008 related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents earnings before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$9,708	$(1,283)	$12,300	$(19,585)
Depreciation, depletion and amortization	24,227	23,017	70,878	65,987
Interest expense, net	8,837	14,434	29,019	26,635
Income tax expense (benefit)	2,183	(2,355)	2,496	(14,672)
Minority interest	(2)	(137)	3	(512)
Adjusted EBITDA	$44,953	$33,676	$114,696	$57,853

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

RESULTS OF CONTINUING OPERATIONS

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues, coal sales revenues by segment and tons sold by segment

The following table depicts revenues for the three months ended September 30, 2008 and 2007 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$282,250	$191,088	$91,162	48%
Freight and handling revenues	12,339	5,044	7,295	145%
Other revenues	14,610	11,697	2,913	25%
Total revenues	$309,199	$207,829	$101,370	49%

Tons sold	4,794	4,518	276	6%
Coal sales revenue per ton	$58.87	$42.29	$16.58	39%

The following table depicts coal sales revenues by operating segment for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$198,812	$133,621	$65,191	49%
Northern Appalachian	52,531	29,734	22,797	77%
Illinois Basin	18,530	15,742	2,788	18%
Ancillary	12,377	11,991	386	3%
Total coal sales revenues	$282,250	$191,088	$91,162	48%

The following table depicts tons sold by operating segment for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages)
Central Appalachian	3,022	2,906	116	4%
Northern Appalachian	918	795	123	15%
Illinois Basin	619	525	94	18%
Ancillary	235	292	(57)	(20)%
Total tons sold	4,794	4,518	276	6%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. The increase in coal sales revenues was primarily due to a 39% increase in sales realization per ton resulting from increased spot market and short-term contract sales entered into in order to capitalize on favorable market conditions. Further impacting the increase in coal sales revenue was a 6% increase in tons sold compared to the same period in 2007.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended September 30, 2008 increased over the same period in 2007 primarily due to an increase of $19.80 per ton, which was driven by higher average prices of our coal sold pursuant to coal supply agreements and from increased sales of metallurgical coal.

Northern Appalachian. For the three months ended September 30, 2008, our Northern Appalachian coal sales revenues increased due to an increase in coal sales revenues of $19.82 per ton resulting from higher average prices of coal sold pursuant to coal supply agreements and from an increase in sales of metallurgical coal. Additionally, we experienced an increase in tons sold at certain of our complexes. The increase in tons sold is due to the ramp up of production at the formerly idled Harrison operation, as well as increased production resulting from investments in capital improvements made during preceding periods.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment was due to an 18% increase in tons sold resulting from increased short-term contract sales.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced an $11.59 per ton increase in the price of brokered coal sold due to improved market conditions. This increase was partially offset by a decrease in tons sold due to the expiration of certain brokered coal contracts.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased primarily due to increased fuel surcharges and transportation rates. Additionally, we have entered into new sales contracts that have increased freight and handling revenues and costs.

Other revenues—The increase in other revenues for the three months ended September 30, 2008 was primarily due to increases in ash disposal income, royalty income and revenue generated from coalbed methane wells owned jointly by our subsidiary CoalQuest and CDX Gas, LLC (“CDX”). Partially offsetting the increase in revenue was a decrease in shop sales revenue from our ADDCAR subsidiary.

Cost and expenses

The following table reflects cost of operations for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$240,204	$188,356	$51,848	28%
Freight and handling costs	12,339	5,044	7,295	145%
Cost of other revenues	9,690	7,600	2,090	28%
Depreciation, depletion and amortization	24,227	23,017	1,210	5%
Selling, general and administrative expenses	8,396	9,026	(630)	(7)%
Gain on sale of assets	(6,383)	(35,444)	29,061	82%
Total costs and expenses	$288,473	$197,599	$90,874	46%

Cost of coal sales per ton sold	$50.10	$41.69	$8.41	20%

The following table depicts cost of coal sales by operating segment for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$164,193	$125,896	$38,297	30%
Northern Appalachian	50,494	37,967	12,527	33%
Illinois Basin	15,921	12,360	3,561	29%
Ancillary	9,596	12,133	(2,537)	(21)%
Total cost of coal sales	$240,204	$188,356	$51,848	28%

Cost of coal sales—For the three months ended September 30, 2008, our total cost of coal sales increased primarily as a result of a 20% increase in cost per ton, as well as a 6% increase in tons sold as described above.

Central Appalachian. Cost of coal sales from our Central Appalachian segment increased to $54.32 per ton for the three months ended September 30, 2008 from $43.32 per ton for the same period in 2007 primarily as a result of increases in labor and benefit costs and diesel fuel costs. Labor and benefit costs have increased due to a tightening labor market resulting in the need to offer more competitive compensation packages. Diesel fuel costs have increased over 2007 as a result of higher per gallon fuel costs and additional gallons being used. Further impacting the increase in cost of coal sales were increases in repairs and maintenance expense, blasting supplies, roof control supplies, royalties, contract miner costs, severance tax expense and trucking costs.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales per ton increased to $55.00 per ton for the three months ended September 30, 2008 from $47.76 per ton for the same period in 2007 due to increases in labor and benefit costs resulting from a tight labor market requiring competitive compensation packages, diesel fuel costs due to higher per gallon prices, repairs and maintenance expense related to several high-dollar repairs, royalties expense, contract mining and trucking costs.

Illinois Basin. For the three months ended September 30, 2008, our Illinois Basin cost of coal sales increased $2.20 per ton primarily due to an increase in repairs and maintenance costs and roof control supplies. Partially offsetting the increases was a decrease in the cost for certain types of employee insurance coverage.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the three months ended September 30, 2008 primarily due to decreased purchased coal related to the expiration of certain brokered coal contracts.

Cost of other revenues—The increase in cost of other revenues was primarily due to increases in ash disposal transportation costs and gathering fees related to coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the three months ended September 30, 2008 compared to the same period in 2007. The principal component of the increase was due to decreased amortization income on below-market coal agreements and an increase in depreciation and amortization expense on coal mining property and equipment. The increases were partially offset by a decrease in depreciation of coalbed methane well development costs.

Selling, general and administrative expenses—The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 compared the same period in 2007 was primarily due to a decreases in legal and professional fees and labor and benefit costs. The decrease was partially offset by increases in bad debt expense, sales commissions and computer expenses.

Gain on sale of assets—Gain on sale of assets decreased for the three months ended September 30, 2008 from the comparable period in 2007. The gain for the third quarter of 2008 related primarily to the sale of a used highwall mining system, a real estate exchange and the disposition of other assets. The gain recognized in the comparable period of 2007 was primarily attributable to the sale of the Denmark property.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 21 and in the notes to our condensed consolidated financial statements for the three months ended September 30, 2008 appearing elsewhere in this Quarterly Report on Form 10-Q.

The following table depicts segment Adjusted EBITDA for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$36,779	$7,391	$29,388	398%
Northern Appalachian	3,796	(8,233)	12,029	146%
Illinois Basin	3,924	3,790	134	4%
Ancillary	454	30,728	(30,274)	(99)%
Total Adjusted EBITDA	$44,953	$33,676	$11,277	33%

Adjusted EBITDA from our Central Appalachian segment increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due an increase in profit margins of $8.80 per ton and an increase in 116,000 tons sold.

The increase in Adjusted EBITDA from our Northern Appalachian segment for the three months ended September 30, 2008 was due to a combination of an increase in sales realizations of $19.82 per ton, resulting in increased profit margins of $12.57 per ton, as well as an increase of approximately 123,000 tons sold.

Adjusted EBITDA from our Illinois Basin segment increased during the three months ended September 30, 2008 primarily due to increased sales of approximately 94,000 tons. The increase was partially offset by a decrease in profit margins of $2.22 per ton.

The decrease in Adjusted EBITDA from our Ancillary segment was primarily due to the sale of the Denmark property that occurred during the quarter ended September 30, 2007. The decrease was partially offset by an increase in profit margins of $12.31 per ton on brokered coal sales.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss)	$20,280	$(7,920)	$28,200	356%
Depreciation, depletion and amortization	16,004	14,917	1,087	7%
Interest expense, net	495	394	101	26%
Adjusted EBITDA	$36,779	$7,391	$29,388	398%

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Northern Appalachian
Net loss	$(1,467)	$(11,431)	$9,964	87%
Depreciation, depletion and amortization	5,078	3,204	1,874	58%
Interest expense, net	187	131	56	43%
Minority interest	(2)	(137)	135	99%
Adjusted EBITDA	$3,796	$(8,233)	$12,029	146%

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Illinois Basin
Net income	$2,204	$2,295	$(91)	(4)%
Depreciation, depletion and amortization	1,658	1,436	222	15%
Interest expense, net	62	59	3	5%
Adjusted EBITDA	$3,924	$3,790	$134	4%

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Ancillary
Net income (loss)	$(11,309)	$15,773	$(27,082)	(172)%
Depreciation, depletion and amortization	1,487	3,460	(1,973)	(57)%
Interest expense, net	8,093	13,850	(5,757)	(42)%
Income tax expense (benefit)	2,183	(2,355)	4,538	193%
Adjusted EBITDA	$454	$30,728	$(30,274)	(99)%

	Three months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss)	$9,708	$(1,283)	$10,991	857%
Depreciation, depletion and amortization	24,227	23,017	1,210	5%
Interest expense, net	8,837	14,434	(5,597)	(39)%
Income tax expense (benefit)	2,183	(2,355)	4,538	193%
Minority interest	(2)	(137)	135	99%
Adjusted EBITDA	$44,953	$33,676	$11,277	33%

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues, coal sales revenues by segment and tons sold by segment

The following table depicts revenues for the nine months ended September 30, 2008 and 2007 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$761,963	$592,081	$169,882	29%
Freight and handling revenues	35,492	14,645	20,847	142%
Other revenues	41,554	37,467	4,087	11%
Total revenues	$839,009	$644,193	$194,816	30%

Tons sold	14,502	13,945	557	4%
Coal sales revenue per ton	$52.54	$42.46	$10.08	24%

The following table depicts coal sales revenues by operating segment for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$512,537	$393,527	$119,010	30%
Northern Appalachian	157,528	87,734	69,794	80%
Illinois Basin	52,619	46,727	5,892	13%
Ancillary	39,279	64,093	(24,814)	(39)%
Total coal sales revenues	$761,963	$592,081	$169,882	29%

The following table depicts tons sold by operating segment for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages)
Central Appalachian	8,908	8,545	363	4%
Northern Appalachian	2,969	2,422	547	23%
Illinois Basin	1,762	1,563	199	13%
Ancillary	863	1,415	(552)	(39)%
Total tons sold	14,502	13,945	557	4%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the nine months ended September 30, 2008 compared to the same period in 2007 due to a 24% increase in sales realization per ton resulting from increased spot market and short-term contract sales entered into in order to capitalize on favorable market conditions. Further impacting the increase in coal sales revenue was a 4% increase in tons sold compared to the same period of 2007. Partially offsetting the impact of improved realization per ton and the increase in tons sold was a decrease in coal sales revenues attributable to the expiration of certain brokered coal contracts.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the nine months ended September 30, 2008 increased over the same period in 2007 primarily due to an increase of $11.48 per ton, which was driven by higher average prices of our coal sold pursuant to coal supply agreements and from increased sales of metallurgical coal.

Northern Appalachian. For the nine months ended September 30, 2008, our Northern Appalachian coal sales revenues increased due to an increase in coal sales of $16.83 per ton resulting from higher average prices of coal sold pursuant to coal supply agreements and from an increase in sales of metallurgical coal. Additionally, we experienced an increase in tons sold at certain of our complexes. The increase in tons sold was mainly attributable to our Sentinel complex continuing to increase production output to target levels, to the ramp up of production at the formerly idled Harrison operation during the nine months ended September 30, 2008 and to increased production resulting from investments in capital improvements made during preceding periods.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment was due to a 13% increase in tons sold resulting from increased short-term contract sales.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. We experienced a decrease in tons sold due to the expiration of certain brokered coal contracts. The decrease was partially offset by a $0.20 per ton increase in the average sales price of coal sold under contract.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to increased fuel surcharges and transportation rates. Additionally, we have entered into new sales contracts during 2008 that have increased freight and handling revenues and costs.

Other revenues—The increase in other revenues for the nine months ended September 30, 2008 compared to the same period in 2007 was due to increases in revenue generated from coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX, additional ash disposal income, royalty income and sales of scrap materials. The increases were partially offset by a decrease in revenue from our ADDCAR subsidiary, primarily related to the sale of a narrow bench highwall mining system in the comparable period of 2007.

Cost and expenses

The following table reflects cost of operations for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$666,598	$557,787	$108,811	20%
Freight and handling costs	35,492	14,645	20,847	142%
Cost of other revenues	27,847	27,139	708	3%
Depreciation, depletion and amortization	70,878	65,987	4,891	7%
Selling, general and administrative expenses	27,051	25,868	1,183	5%
Gain on sale of assets	(32,675)	(37,798)	5,123	14%
Total costs and expenses	$795,191	$653,628	$141,563	22%

Cost of coal sales per ton sold	$45.96	$40.00	$5.96	15%

The following table depicts cost of coal sales by operating segment for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$443,452	$354,149	$89,303	25%
Northern Appalachian	147,488	111,943	35,545	32%
Illinois Basin	44,547	36,755	7,792	21%
Ancillary	31,111	54,940	(23,829)	(43)%
Total cost of coal sales	$666,598	$557,787	$108,811	20%

Cost of coal sales—For the nine months ended September 30, 2008, our total cost of coal sales increased compared to the nine months ended September 30, 2007 primarily as a result of a 15% increase in cost per ton, as well as a 4% increase in tons sold as described above.

Central Appalachian. Cost of coal sales from our Central Appalachian segment increased to $49.78 per ton for the nine months ended September 30, 2008 from $41.45 per ton for the nine months ended September 30, 2007 primarily as a result of increased labor and diesel fuel costs. Labor and benefit costs have increased due to a tightening labor market resulting in the need to offer more competitive compensation packages. Diesel fuel costs have increased over prior period as a result of higher per gallon fuel costs and additional gallons being used. Further impacting the increase in cost of coal sales were increases in repairs and maintenance costs, contract labor costs, royalties and severance tax expense.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales per ton increased to $49.67 for the nine months ended September 30, 2008 from $46.22 for the comparable period of 2007 due to increased diesel fuel and repairs and maintenance costs resulting from certain high-dollar repairs performed during the second and third quarters of 2008. Additionally, contract labor and royalty costs increased at our Northern Appalachian segment. Partially offsetting these increases was an overall decrease in costs per ton at our Sentinel complex which benefited from a ramp up in production subsequent to the second quarter of 2007.

Illinois Basin. For the nine months ended September 30, 2008, our Illinois Basin cost of coal sales increased by $1.77 per ton primarily due to a decrease in stockpile inventories. Additionally, repairs and maintenance costs have increased due to several repairs on underground mining equipment in the third quarter of 2008. Partially offsetting the aforementioned increases was a decrease in cost for certain types of employee insurance coverage.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the nine months ended September 30, 2008 primarily due to decreased purchased coal related to the expiration of certain brokered coal contracts, as well as to a decrease in the volume of coal purchased at less favorable rates to satisfy continuing brokered coal contracts.

Cost of other revenues—For the nine months ended September 30, 2008, cost of other revenues increased primarily due to increases in ash disposal transportation costs and gathering fees related to coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX. Partially offsetting the increases was the sale of a narrow bench highwall mining system by our subsidiary ADDCAR in the comparable period of 2007, as well as decreases in labor and benefit costs, lease expense, contract labor costs and repairs and maintenance costs.

Depreciation, depletion and amortization—The principal component of the increase in depreciation, depletion and amortization expense was decreased amortization income on below-market coal agreements. This increase was partially offset by decreases in depreciation and amortization expense of coal mining property and equipment and coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2008 increased primarily due to increases in labor and benefit costs, bad debt expense, contract labor, sales commissions and information systems costs. Partially offsetting the increases was a decrease in legal and professional fees.

Gain on sale of assets— Gain on sale of assets decreased for the nine months ended September 30, 2008 from the comparable period in 2007. The gain for 2008 related primarily to the sale of a used highwall mining system, exchanges of property and the disposition of other assets. The gain recognized in the comparable period of 2007 was primarily attributable to the sale of the Denmark property.

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income or loss before deducting interest expense, income taxes, depreciation, depletion, amortization and minority interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for minority interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 26 and in the notes to our condensed consolidated financial statements for the nine months ended September 30, 2008 appearing elsewhere in this Quarterly Report on Form 10-Q.

The following table depicts segment Adjusted EBITDA for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$98,924	$41,163	$57,761	140%
Northern Appalachian	15,321	(21,772)	37,093	170%
Illinois Basin	10,167	11,217	(1,050)	(9)%
Ancillary	(9,716)	27,245	(36,961)	(136)%
Total Adjusted EBITDA	$114,696	$57,853	$56,843	98%

Adjusted EBITDA from our Central Appalachian segment for the nine months ended September 30, 2008 increased compared to the nine months ended September 30, 2007 primarily due to a $24.6 million pre-tax gain on an exchange of coal reserves. The increase was further impacted by an increase of approximately 363,000 tons sold and an increase in profit margin of $3.15 per ton more than during the comparable period of 2007.

The increase in Adjusted EBITDA from our Northern Appalachian segment was due to a combination of an increase in sales realizations of $16.83 per ton, resulting in increased profit margins of $13.38 per ton, as well as an increase of approximately 547,000 tons sold.

Adjusted EBITDA from our Illinois Basin segment decreased during the nine months ended September 30, 2008 related to increases in operating costs without a corresponding increase in sales realizations. The increased costs resulted in a decrease in profit margins of $1.80 per ton compared to the same period of 2007. Increased sales of approximately 199,000 tons partially offset the decrease resulting from lower margins.

The decrease in Adjusted EBITDA from our Ancillary segment was primarily due to the sale of the Denmark property that occurred during the quarter ended September 30, 2007 and a decrease 552,000 tons sold related to the expiration of brokered coal contracts. The decrease was partially offset by an increase in profit margins of $2.99 per ton.

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss)	$49,961	$(5,460)	$55,421	*
Depreciation, depletion and amortization	47,569	45,604	1,965	4%
Interest expense, net	1,394	1,019	375	37%
Adjusted EBITDA	$98,924	$41,163	$57,761	140%

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income (loss)	$2,194	$(29,016)	$31,210	108%
Depreciation, depletion and amortization	12,639	7,419	5,220	70%
Interest expense, net	485	337	148	44%
Minority interest	3	(512)	515	101%
Adjusted EBITDA	$15,321	$(21,772)	$37,093	170%

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Illinois Basin
Net income	$4,569	$6,421	$(1,852)	(29)%
Depreciation, depletion and amortization	5,420	4,625	795	17%
Interest expense, net	178	171	7	4%
Adjusted EBITDA	$10,167	$11,217	$(1,050)	(9)%

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Ancillary
Net income (loss)	$(44,424)	$8,470	$(52,894)	(624)%
Depreciation, depletion and amortization	5,250	8,339	(3,089)	(37)%
Interest expense, net	26,962	25,108	1,854	7%
Income tax expense (benefit)	2,496	(14,672)	17,168	117%
Adjusted EBITDA	$(9,716)	$27,245	$(36,961)	(136)%

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss)	$12,300	$(19,585)	$31,885	163%
Depreciation, depletion and amortization	70,878	65,987	4,891	7%
Interest expense, net	29,019	26,635	2,384	9%
Income tax expense (benefit)	2,496	(14,672)	17,168	117%
Minority interest	3	(512)	515	101%
Adjusted EBITDA	$114,696	$57,853	$56,843	98%

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of September 30, 2008, our available liquidity was $90.6 million, including cash of $62.2 million and $28.4 million available for borrowing under our $100 million senior credit facility. Total debt represented 45% of our total capitalization at September 30, 2008. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near-future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Our Convertible Senior Notes (the “Convertible Notes”) became convertible at the option of holders beginning July 1, 2008. The conversion period expired on September 30, 2008 pursuant to the terms of the governing indenture with no holders exercising their conversion rights. The Convertible Notes may become convertible again in the future under certain conditions. Accordingly, we will reassess the convertibility on a quarterly basis.

We currently expect our total capital expenditures will be approximately $179 million in 2008, primarily for investments in new equipment and development of mining operations. Cash paid for capital expenditures was approximately $93.6 million for the nine months ended September 30, 2008. We have funded and will continue to fund these capital expenditures from our internal operations and with proceeds from our convertible notes offering in 2007. We believe that these sources of capital, as well as available borrowing capacity on our credit facility and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation, will be sufficient to fund our anticipated capital expenditures under our current budget plan through the end of 2009. The need and timing of seeking additional capital in the future will be subject to market conditions and, to the extent necessary, management believes it can control the timing of the cash requirements by managing the pace of capital spending.

Approximately $66.0 million of 2008 cash paid for capital expenditures were attributable to Central Appalachian operations. This amount represents investments of approximately $41.4 million in our Beckley mining complex, as well as additional investments of $24.6 million for upgrades and maintenance at the remaining Central Appalachian operations. We paid approximately $21.5 million at our Northern Appalachian operations in the nine months ended September 30, 2008, approximately $13.7 million of which was for development of our Sentinel and Tygart properties. Expenditures of approximately $1.3 million for our Illinois Basin operations were for ongoing operations improvements. Approximately $4.8 million of cash paid for capital expenditures for the nine months ended September 30, 2008 was within our Ancillary segment for safety equipment, as well as for maintenance upgrades at various other subsidiaries.

As a result of recent accidents in the mining industry, additional regulatory requirements were promulgated that will require additional capital expenditures to meet enhanced safety standards. For the nine months ended September 30, 2008, we spent $3.4 million to meet these standards and anticipate spending an additional $1.7 million for the remainder of 2008.

Cash Flows

Net cash provided by operating activities was $43.8 million for the nine months ended September 30, 2008, an increase of $14.9 million from the same period in 2007. This increase is attributable to an increase in net income of $58.9 million after adjustment for non-cash charges offset by a decrease in net operating assets and liabilities of $44.0 million.

For the nine months ended September 30, 2008, net cash used in investing activities was $84.9 million compared to $90.2 million for the nine months ended September 30, 2007. For the first nine months of 2008, $93.6 million of cash was used for development and acquisition of new mining complexes and to support existing mining operations compared to $132.7 million in the same period 2007. Additionally, we collected proceeds from asset sales of $8.7 million during the nine months ended September 30, 2008 versus $45.0 million during the comparable period of 2007.

Net cash used by financing activities of $3.9 million for the nine months ended September 30, 2008 was due to repayments on our long-term debt of $3.8 million and deferred finance costs of $0.2 million. These amounts were partially offset by proceeds from stock options exercised of $0.1 million.

Credit Facility and Long-term Debt Obligations

As of September 30, 2008 our total long-term indebtedness consisted of the following (in thousands):

September 30, 2008
9.00% Convertible Senior Notes, due 2012	$225,000
10.25% Senior Notes, due 2014	175,000
Equipment notes	25,796
Total	425,796
Less–current portion	(7,404)
Long-term debt	$418,392

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility, will be adequate at least through the end of 2009 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it can control the timing of the cash requirements by managing the pace of capital spending. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the effect, if any, the adoption of FSP 157-2 will have on our financial position, results of operations and cash flows.

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

Financial Assets. In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Adoption of FSP 157-3 did not have a material impact on our financial position, results of operations or cash flows.

Convertible Debt. In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding any embedded conversion options). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008 and would be applied retrospectively for all periods presented. We have determined our non-convertible borrowing rate would have been 11.7% at issuance. We are currently evaluating the effect the adoption of FSP APB 14-1 will have on our financial position, results of operations and cash flows.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141(R) will impact the accounting for our future business combinations.

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

Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows and we are currently evaluating the effect, if any, adoption will have on the footnotes accompanying our condensed consolidated financial statements.

GAAP Hierarchy. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flows.

Share-Based Payments. In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 03-6-1 to have a material impact on our financial position, results of operations or cash flows.

Financial Instruments. In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 03-6-1 to have a material impact on our financial position, results of operations or cash flows.

 Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2008 is not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies and estimates.

Revenue Recognition

Coal revenues result from sales contracts (long-term coal contracts or purchase orders) with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded at the time of shipment or delivery to the customer, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, where coal is loaded to the rail, barge, truck or other transportation source that delivers coal to its destination.

Coal sales revenues also result from the sale of broker coal produced by others. Revenue is recognized and recorded at the time of shipment or delivery to the customer, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sale agreement. The revenues related to broker coal sales are included in coal sales revenues on a gross basis and the corresponding cost of the coal from the supplier is recorded in cost of coal sales in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of September 30, 2008, 99% of 2008 planned production is committed for sale, leaving approximately 1% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would reduce pre-tax income by approximately $0.2 million for 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that it is appropriately insured for these and other potential claims, and it has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, we have settled and dismissed two other actions and have reached an agreement in principle to settle two other claims. These settlements require that we are released, as well as the release of our subsidiaries, W. L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court has not yet ruled whether it will accept the petition for appeal or decline to hear the appeal. We will vigorously defend ourselves against the remaining complaints and any appeal of any prior settlements.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at our subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and us in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that we breached a coal supply contract when we declared force majeure under the contract upon idling the Sycamore No. 2 in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100.0 million to purchase replacement coal over the life of the contract. We, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, we, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages.

On April 5, 2007, the City of Ann Arbor Employees’ Retirement System filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against us and certain of our officers, directors and underwriters. The amended complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statements filed in connection with our November 2005 reorganization and December 2005 public offering of common stock. We and the named officers and directors filed a motion to dismiss the amended complaint on September 28, 2007, as did the underwriters, and, on September 30, 2008, the court dismissed the action in its entirety. The plaintiffs did not appeal the dismissal.

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

On January 7, 2008, Saratoga Advantage Trust filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against us and certain of our officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with our November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of our public statements regarding our operating condition and safety record. We intend to vigorously defend the action.

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

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.)” filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley has prepared and submitted a permit modification to alleviate the board’s concerns. All site development will be suspended until the WVDEP has approved the permit modification. If the WVDEP issues the permit as modified, there will be additional opportunity for appeal by T.E.A.M.

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

Upon the occurrence of specific events, our Convertible Senior Notes may become convertible, requiring us to settle in cash the principal amount of the note, and any excess conversion value may be settled in cash or in shares of our common stock, at our option, as provided by the terms of the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximately 163.8136 shares per $1,000 principal amount of the Convertible Senior Notes). If we elect to settle any excess conversion value of the Convertible Senior Notes in cash, the holder will receive, for each $1,000 principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the Convertible Senior Notes are surrendered. We have $225.0 million of principal amount of Convertible Senior Notes outstanding. In the event that a holder elects to convert its Convertible Senior Note, we would need to seek a waiver or amendment from our lenders to fund any cash settlement of any such conversion from working capital and/or borrowings under our amended credit facility in excess of $25.0 million per year. There is no assurance we will have sufficient cash on hand or available to fund the $225.0 million or that we would receive a waiver or amendment, especially in light of the current credit environment. In addition, if a significant number of noteholders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Our failure to repurchase converted notes at a time when noteholders have the right to convert would constitute a default under the indenture. This default would, in turn, constitute an event of default under our amended and restated credit facility and could constitute an event of default under our Senior Notes, any of which could cause repayment of the related debt to be accelerated after any applicable notice or grace periods. If debt repayment were to be accelerated, we may not have sufficient funds to repurchase the Convertible Senior Notes or repay the debt. Alternatively, upon conversion, we may issue additional stock to satisfy the payment obligation related to any excess conversion value which could lead to immediate and potentially substantial dilution in net tangible book value per share.

The global financial crisis may have an impact on our business and financial conditions in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may impact our business and our financial condition. In light of the current economic condition in the financial markets, there can be no assurance the lenders participating in our credit facility will be willing and able to provide financing to us in accordance with their legal obligations under the credit facility. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

           While we have committed and priced the vast majority of our planned shipments of coal production for next year, 38%, or approximately 900,000 tons, of our uncommitted tonnage for 2009 is metallurgical coal. Visibility into the domestic and international metallurgical coal markets is difficult because of recently announced price and production cuts by steel producers in several countries, including the U.S. The depth and duration of this imminent slowdown in the steel sector has yet to be defined and a reduction in global steel production could adversely impact overall demand for our metallurgical coal, which could have a negative effect on our revenues.

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

(D)	Filed herewith.

(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

(K)	Previously filed as an exhibit to Fairfax Financial Holdings Limited’s Amendment No. 1 to Form Schedule 13D filed on May 29, 2008.

(L)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.

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

Date: November 7, 2008