Form 10-Q
period 2009-03-31
International Coal Group, Inc.
filed 2009-05-08
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2009—154,149,939.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,627	$63,930
Accounts receivable, net of allowances of $1,407 and $1,516	95,728	75,321
Inventories, net	67,242	58,788
Deferred income taxes	16,958	17,649
Prepaid insurance	8,957	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	11,228	10,893
Total current assets	266,751	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,057,902	1,069,297
DEBT ISSUANCE COSTS, net	10,310	10,462
ADVANCE ROYALTIES, net	17,405	17,462
OTHER NON-CURRENT ASSETS	5,483	5,435
Total assets	$1,357,851	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,196	$75,810
Short-term debt	3,026	4,741
Current portion of long-term debt and capital leases	18,292	15,319
Current portion of reclamation and mine closure costs	10,976	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	87,234	87,704
Total current liabilities	192,083	198,072

LONG-TERM DEBT AND CAPITAL LEASES	424,671	417,551
RECLAMATION AND MINE CLOSURE COSTS	68,398	68,107
EMPLOYEE BENEFITS	63,768	61,194
DEFERRED INCOME TAXES	49,852	49,403
BELOW-MARKET COAL SUPPLY AGREEMENTS	41,139	43,888
OTHER NON-CURRENT LIABILITIES	6,605	6,195
Total liabilities	846,516	844,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,159,777 and 154,155,009 shares issued and outstanding, respectively, as of March 31, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,541	1,533
Treasury stock	(8)	—
Additional paid-in capital	658,329	656,997
Accumulated other comprehensive loss	(5,113)	(5,157)
Retained deficit	(143,478)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	511,271	506,202
Noncontrolling interest	64	35
Total stockholders’ equity	511,335	506,237
Total liabilities and stockholders’ equity	$1,357,851	$1,350,647

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
REVENUES:
Coal sales revenues	$273,816	$226,604
Freight and handling revenues	8,634	11,283
Other revenues	22,516	14,038
Total revenues	304,966	251,925
COSTS AND EXPENSES:
Cost of coal sales	231,965	208,804
Freight and handling costs	8,634	11,283
Cost of other revenues	9,336	8,935
Depreciation, depletion and amortization	26,263	21,957
Selling, general and administrative	10,611	8,526
Gain on sale of assets, net	(78)	(211)
Total costs and expenses	286,731	259,294
Income (loss) from operations	18,235	(7,369)
INTEREST EXPENSE, net	(13,018)	(12,571)
Income (loss) before income taxes	5,217	(19,940)
INCOME TAX (EXPENSE) BENEFIT	(1,495)	8,034
Net income (loss)	3,722	(11,906)
Net income attributable to noncontrolling interest	(29)	(7)
Net income (loss) attributable to International Coal Group, Inc.	$3,693	$(11,913)

Earnings per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)
Weighted-average common shares outstanding:
Basic	152,773,718	152,448,665
Diluted	153,856,166	152,448,665

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,722	$(11,906)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	26,263	21,957
Amortization of deferred finance costs and debt discount	1,664	1,488
Provision for bad debt	(110)	—
Compensation expense on equity instruments	1,340	1,303
Gain on sale of assets, net	(78)	(211)
Deferred income taxes	1,111	(8,033)
Amortization of accumulated postretirement benefit obligation	73	107
Changes in assets and liabilities:
Accounts receivable	(20,297)	(21,100)
Inventories	(8,454)	(3,681)
Prepaid expenses and other	12,107	2,881
Other non-current assets	124	(2,471)
Accounts payable	(1,609)	(1,281)
Accrued expenses and other	(470)	3,688
Reclamation and mine closure costs	128	(542)
Other liabilities	2,984	(180)
Net cash from operating activities	18,498	(17,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	78	99
Additions to property, plant, equipment and mine development	(18,815)	(34,069)
Withdrawals (deposits) of restricted cash	(115)	88
Net cash from investing activities	(18,852)	(33,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(1,715)	—
Borrowings on long-term debt and capital leases	9,085	—
Repayments on long-term debt and capital leases	(3,800)	(1,046)
Purchases of treasury stock	(8)	—
Debt issuance costs	(511)	(33)
Net cash from financing activities	3,051	(1,079)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,697	(52,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,627	$54,208

Supplemental information:
Cash paid for interest (net of amount capitalized)	$20,615	$18,511
Cash (paid) received for income taxes, net	$8,186	$(1)
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$7,937	$4,741
Purchases of property, plant, equipment and mine development through financing arrangements	$3,807	$—

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
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

The accompanying interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying the Company’s consolidated financial statements. See Note 9.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). FSP FAS No. 157-2 permits delayed adoption of SFAS No. 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of FSP FAS No. 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe that adoption of FSP FAS No. 157-4 will materially impact the Company’s financial position, results of operations or cash flows.

Convertible Debt—In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of FSP APB 14-1 was as follows:

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital leases	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Paid-in-capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended March 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(11,981)	$(590)	$(12,571)
Income tax benefit	7,811	223	8,034
Net loss	(11,546)	(367)	(11,913)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of SFAS No. 141(R) will impact the accounting for the Company’s future business combinations, as well as for tax uncertainties and valuation allowances from prior acquisitions.

Noncontrolling Interests—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS No. 160 impacted the presentation of noncontrolling interest in the Company’s balance sheet and statements of operations and cash flows. The impact of the changes in presentation was not material.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

Share-Based Payments—In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Impairments—In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods that end after June 15, 2009. The Company does not believe that adoption of FSP FAS No. 115-2 and FAS No. 124-2 will materially impact the Company’s financial position, results of operations or cash flows.

Fair Value Instruments—In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. FSP FAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not believe that adoption of FSP FAS No. 107-1 and APB 28-1 will materially impact the Company’s financial position, results of operations or cash flows.

(3) Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Coal	$34,797	$28,436
Parts and supplies	34,344	32,159
Reserve for obsolescence–parts and supplies	(1,899)	(1,807)
Total	$67,242	$58,788

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2009	December 31, 2008
Coal lands and mineral rights	$586,512	$586,512
Plant and equipment	583,339	571,083
Mine development	185,176	181,876
Land and land improvements	24,361	24,119
Coalbed methane well development costs	14,889	14,889
	1,394,277	1,378,479
Less accumulated depreciation, depletion and amortization	(336,375)	(309,182)
Net property, plant, equipment and mine development	$1,057,902	$1,069,297

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended March 31, 2009 and 2008 was $29,011 and $26,478, respectively.

(5) Debt

Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following:

	March 31, 2009	December 31, 2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $16,367 and $17,369, respectively	$208,633	$207,631
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	53,300	43,378
Capital leases and other	6,030	6,861
Total	442,963	432,870
Less current portion	(18,292)	(15,319)
Long-term debt and capital leases	$424,671	$417,551

Convertible senior notes—In 2007, the Company completed a private offering of $225,000 aggregate principal amount of 9.00% Convertible Senior Notes (the “Convertible Notes”) due 2012. The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. The Company assesses the convertibility of the Convertible Notes on an ongoing basis. The Convertible Notes were not convertible as of March 31, 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the Convertible Notes). The volume weighted-average price of the Company’s stock subsequent to the expiration date of the conversion period was below $6.10 per share. Accordingly, there were no potentially convertible shares at March 31, 2009. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change or the aforementioned average pricing thresholds are met, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In the event that a significant number of the holders of the Convertible Notes were to convert their notes prior to maturity, the Company may not have enough available funds at any particular time to make the required repayments. Under these circumstances, the Company would look to WL Ross & Co. LLC (“WLR”), its banking group and other potential lenders to obtain short-term funding until such time that it could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 10.

Effective January 1, 2009, the Company adopted FSP APB 14-1 (see Note 2). FSP APB 14-1 requires disclosure of the carrying amount of the equity component of the related convertible debt, as well as the interest expense resulting from amortization of the debt discount and interest expense recognized on the principal amount of the debt. As of March 31, 2009 and 2008, the equity component of the convertible debt was $13,517 and is included in additional paid-in capital. For the three months ended March 31, 2009 and 2008 interest expense resulting from amortization of the debt discount was $1,002 and $893, respectively. For both the three months ended March 31, 2009 and 2008, interest expense on the principal amount of the Convertible Notes was $5,063.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

Credit facility—The Company is party to a $100,000 revolving credit facility (the “Credit Facility”) which matures on June 23, 2011. A maximum of $80,000 may be used for letters of credit. In February 2009, the Company executed an amendment to the Credit Facility that affected certain 2009 debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement. Debt covenants for years subsequent to 2009 were not affected by the amendment. As of March 31, 2009, the Company had no borrowings outstanding and letters of credit totaling $73,551 outstanding, leaving $26,449 available for future borrowing capacity. Interest on the borrowings under the Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin of 2.25% to 3.00% based on the Company’s leverage ratio as of March 31, 2009 or LIBOR plus an applicable margin of 3.25% to 4.00% based on the Company’s leverage ratio as of March 31, 2009. As of March 31, 2009, the Company was in compliance with its financial covenants under the Credit Facility.

Equipment notes—The equipment notes, having various maturity dates extending to February 2014, are collateralized by mining equipment. As of March 31, 2009, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.21%. At March 31, 2009, additional funds are available under the Company’s revolving equipment credit facility for terms ranging from 36 to 60 months with a current interest rate of 8.25%.

Capital leases and other—The Company leases certain mining equipment under capital lease. The Company imputed interest on its capital lease using a rate of 10.44% in order to reduce the net minimum lease payments to their present values. Additionally, the Company finances certain of its annual insurance premiums at a current interest rate of 5.42%.

Short-Term Debt

The Company finances the majority of its insurance premiums, a portion of which is included in short-term debt. The weighted-average interest rate applicable to the notes was 4.75%. As of March 31, 2009 and December 31, 2008, the Company had $3,026 and $4,741, respectively, outstanding related to the financing of insurance premiums.

(6) Income Taxes

The effective income tax rate for the three months ended March 31, 2009 was calculated using an estimated annual effective rate based on projected earnings for the year. The effective income tax rate for the three months ended March 31, 2009 decreased to 29% from 40% for the three months ended March 31, 2008. The decrease was primarily a result of the effect of income tax deductions for depletion of mineral rights on projected earnings offset by an increase in other non-deductible expenses and miscellaneous items.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

 (7) Employee Stock Awards

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the granting of stock options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 8,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The option and restricted stock awards generally vest in equal annual installments of 25% over a four-year period. The Company recognizes expense related to the awards on a straight-line basis over the vesting period. The Company issues new shares or uses shares held in treasury upon the exercise of option awards.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant date fair value of the options granted during the three months ended March 31, 2009 and 2008 was calculated using the following assumptions:

	March 31,
	2009	2008
Expected term (in years)	5	5
Weighted-average expected volatility	50.8%	43.0%
Risk-free rate	1.4% – 1.9%	2.7% – 3.2%
Expected dividends	—	—

The Company estimated forfeiture rates of 4.50% and 3.25% at March 31, 2009 and 2008, respectively.

Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The estimated forfeiture rates were determined based on historical turnover of the Company’s employees eligible under the plan.

Stock-based employee compensation expense of $834 and $782, net of tax of $506 and $521, related to the issuance of all stock-based awards outstanding was included in earnings for the three months ended March 31, 2009 and 2008, respectively.

A summary of the Company’s outstanding options as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,831,192	$7.88
Granted	2,307,556	1.53
Forfeited	(10,975)	7.17
Expired	(13,900)	8.78
Outstanding at March 31, 2009	5,113,873	5.01	8.69	$206
Vested or expected to vest at March 31, 2009	4,797,819	5.11	8.65	$188
Exercisable at March 31, 2009	1,459,187	8.98	6.97	$—

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.73 and $2.46, respectively. There were no options exercised during the three months ended March 31, 2009 and 2008.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	556,344	$7.00
Granted	837,697	1.53
Vested	(41,867)	6.38
Forfeited	(5,600)	7.47
Nonvested at March 31, 2009	1,346,574	3.62

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2009 and 2008 was $1.53 and $6.01, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2009 and 2008 was $267 and $1,086, respectively.

As of March 31, 2009, there was $7,929 of unrecognized compensation cost related to nonvested stock-based awards that is expected to be recognized over a weighted-average period of 2.9 years.

The Plan provides recipients the ability to satisfy tax obligations upon vesting of shares of restricted stock by having the Company withhold a portion of the shares otherwise deliverable to the recipients. During the three months ended March 31, 2009, the Company withheld 4,768 shares of common stock from employees in connection with tax withholding obligations. The value of the common stock that was withheld was based upon the closing price of the common stock on the applicable vesting dates. Such shares were included in treasury stock in the Company’s condensed consolidated balance sheet.

In December 2008, the Company’s Board of Directors (the “Board”) approved an annual restricted share unit grant with a grant date value equal to $50 for each member of the Board to be granted at the same time as the annual equity awards granted to executive officers. Each restricted share unit represents a contingent right to receive one share of issuer common stock upon the six-month anniversary of the date on which the director ceases to provide services, subject to certain provisions. The number of shares issuable is calculated by dividing $50 by the closing stock price of the Company’s common stock on the New York Stock Exchange on the grant date. Each non-employee director was issued 32,895 restricted share units on March 3, 2009. The weighted-average grant-date fair value of restricted share units granted during the three months ended March 31, 2009 was $1.52. The total fair value of restricted share units vested during the three months ended March 31, 2009 was $350. There were no restricted share units granted during the three months ended March 31, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

(8) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net periodic benefit cost:
Service cost	$834	$652
Interest cost	436	407
Amortization of net loss	73	107
Benefit cost	$1,343	$1,166

The plan is unfunded, therefore, no contributions were made by the Company for the three months ended March 31, 2009 and 2008.

(9) Fair Value Measurements

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

The Company entered into an Interest Rate Collar Agreement (the “Collar”) that expired and was settled on March 31, 2009. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. The value of the interest rate collar was based on a forward LIBOR curve, which was observable at commonly quoted intervals for the full term of the agreement. The Company recognized the change in the fair value of this agreement in the period of change. For the three months ended March 31, 2009 and 2008, the Company recorded losses of $6 and $2,725, respectively, related to the change in fair value. The loss is included in interest expense in the Company’s consolidated statement of operations.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

The following table presents the fair value hierarchy for financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using:
Interest Rate Collar Agreement, as of:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009	$—	$—	$—	$—
December 31, 2008	1,665	—	1,665	—

(10) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options, restricted common stock subject to continuing vesting requirements, restricted stock units and convertible debt, pursuant to the treasury stock method.

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Net income (loss) attributable to International Coal Group, Inc.	$3,693	$(11,913)

Weighted-average common shares outstanding—basic	152,773,718	152,448,665
Incremental shares arising from stock options	—	—
Incremental shares arising from restricted shares	1,082,448	—
Incremental shares arising from restricted stock units	—	—
Incremental shares arising from convertible notes	—	—
Weighted-average common shares outstanding—diluted	153,856,166	152,448,665

Earnings Per Share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

Options to purchase 2,818,317 shares of common stock outstanding at March 31, 2009 have been excluded from the computation of diluted earnings per share for the three months then ended because their effect would have been anti-dilutive. Options to purchase 2,843,262 shares of common stock and 696,445 shares of restricted common stock outstanding at March 31, 2008 have been excluded from the computation of diluted earnings per share for the three months then ended because their effect would have been anti-dilutive.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s stock subsequent to the expiration date of the conversion periods was below $6.10 per share. Accordingly, there were no potentially dilutive shares at March 31, 2009 or 2008.

(11) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling approximately $120,324 as of March 31, 2009 to secure reclamation and other performance commitments. As of March 31, 2009, the Company has bank letters of credit outstanding of $73,551 under its revolving credit facility.

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court has deferred its decision as to whether it will hear the appeal, pending its ruling on an unrelated case that shares similar issues. The Company will vigorously defend itself against the remaining complaints and any appeal of any prior settlements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect the Company’s interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009. Only a day prior, the U.S. Environmental Protection Agency (the “EPA”) stated its intention to more closely scrutinize Section 404 permitting decisions by the ACOE. On March 27, 2009, the ACOE reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs have agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill, thus delaying the plaintiffs' move to seek a temporary restraining order and subsequent injunction to block Hazard’s use of the permit. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

On January 7, 2008, Saratoga Advantage Trust filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding its operating condition and safety record. The Company intends to vigorously defend the action.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley has prepared and submitted a permit modification to alleviate the Board’s concerns. All site development has been suspended until the WVDEP has approved the permit modification. If the WVDEP issues the permit as modified, there will be additional opportunity for appeal by T.E.A.M.

In addition, from time to time, the Company is involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by MSHA and other regulatory agencies, none of which are expected by management to, individually or in the aggregate, have a material adverse effect on the Company. In the opinion of management, the Company has recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

Reportable segment results from continuing operations for the three months ended March 31, 2009 and 2008 and segment assets as of March 31, 2009 and 2008 were as follows:

Three months ended March 31, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$189,562	$66,167	$21,005	$28,232	$304,966
Adjusted EBITDA	29,433	10,152	2,871	2,042	44,498
Depreciation, depletion and amortization	17,590	5,575	1,710	1,388	26,263
Capital expenditures	9,200	5,191	1,256	1,970	17,617
Total assets	758,610	186,590	41,104	371,547	1,357,851

Three months ended March 31, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$155,070	$50,689	$20,640	$25,526	$251,925
Adjusted EBITDA	15,578	1,795	2,348	(5,133)	14,588
Depreciation, depletion and amortization	15,846	2,127	1,813	2,171	21,957
Capital expenditures	15,577	12,318	405	1,244	29,544
Total assets	670,470	175,182	34,815	398,602	1,279,069
Goodwill	—	—	—	30,237	30,237

Revenue in the Ancillary category consists primarily of $10,720 and $16,697 relating to the Company’s brokered coal sales and $6,840 and $4,061 relating to contract highwall mining activities for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $11,744 for the three months ended March 31, 2009. Capital expenditures do not include $12,942 and $4,741 paid during the three months ended March 31, 2009 and 2008, respectively, related to capital expenditures accrued in prior periods.

Adjusted EBITDA represents earnings before deducting interest expense, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income (loss) attributable to International Coal Group, Inc. to Adjusted EBITDA for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Net income (loss) attributable to International Coal Group, Inc.	$3,693	$(11,913)
Depreciation, depletion and amortization	26,263	21,957
Interest expense, net	13,018	12,571
Income tax expense (benefit)	1,495	(8,034)
Noncontrolling interest	29	7
Adjusted EBITDA	$44,498	$14,588

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

 (14) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued $175,000 of Senior Notes due 2014 (the “Notes”) in June 2006 and $225,000 of Convertible Senior Notes due 2012 (the “Convertible Notes”) in July 2007. The Parent Company has no independent assets or operations other than those related to the issuance, administration and repayment of the Notes and the Convertible Notes. All subsidiaries of the Parent Company (the “Guarantors”), except for a minor non-guarantor joint venture, have fully and unconditionally guaranteed the Notes and the Convertible Notes on a joint and several basis. The Guarantors are 100% owned, directly or indirectly, by the Parent Company. Accordingly, condensed consolidating financial information for the Parent Company and the Guarantors is not presented.

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

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2008 Annual Report on Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues, coal sales revenues by segment and tons sold by segment

The following table depicts revenues for the three months ended March 31, 2009 and 2008 for the indicated categories:
	Three months ended March 31,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$273,816	$226,604	$47,212	21%
Freight and handling revenues	8,634	11,283	(2,649)	(23)%
Other revenues	22,516	14,038	8,478	60%
Total revenues	$304,966	$251,925	$53,041	21%

Tons sold	4,680	4,850	(170)	(4)%
Coal sales revenue per ton	$58.51	$46.72	$11.79	25%
The following table depicts coal sales revenues by operating segment for three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$184,122	$146,792	$37,330	25%
Northern Appalachian	60,251	45,221	15,030	33%
Illinois Basin	18,723	17,894	829	5%
Ancillary	10,720	16,697	(5,977)	(36)%
Total coal sales revenues	$273,816	$226,604	$47,212	21%

The following table depicts tons sold by operating segment for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,769	2,882	(113)	(4)%
Northern Appalachian	1,108	976	132	14%
Illinois Basin	590	600	(10)	(2)%
Ancillary	213	392	(179)	(46)%
Total tons sold	4,680	4,850	(170)	(4)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to a 25% increase in sales realization per ton resulting from favorable pricing on new or amended short- and long-term contracts entered into throughout 2008. Partially offsetting the impact of improved realization per ton was a 4% decrease in tons sold.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended March 31, 2009 increased over the same period in 2008 primarily due to an increase of $15.55 per ton, which was driven by higher average prices of our coal sold pursuant to supply agreements. Partially offsetting the increase in average prices was a 4% decrease in tons sold.

Northern Appalachian. For the three months ended March 31, 2009, our Northern Appalachian coal sales revenues increased due to an increase of $8.08 per ton resulting from higher average prices of coal sold under coal supply contracts. Additionally, we experienced an increase in tons sold, primarily from our Sentinel and Harrison complexes, as production increased toward targeted levels.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended March 31, 2009 was due to an increase of $1.91 per ton, partially offset by a 2% decrease in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended March 31, 2009, our Ancillary coal sales revenues decreased due to a 46% decrease in tons sold related to the expiration of certain coal supply agreements. The decrease in tons sold was partially offset by an increase of $7.66 per ton resulting from higher average prices.

             Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the three months ended March 31, 2009 compared to the comparable period of 2008 primarily due to decreased sales volumes. Additionally, transportation rates and fuel surcharges have decreased as a result of decreased fuel prices subsequent to the first quarter of 2008.

            Other revenues—The increase in other revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were due to increases in contract buydown income and contract mining revenue. Partially offsetting these increases was decreased revenue generated by coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX Gas, LLC (“CDX”) and decreased sales of scrap materials.

Costs and expenses

The following table depicts cost of operations for the three months ended March 31, 2009 and 2008 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$231,965	$208,804	$23,161	11%
Freight and handling costs	8,634	11,283	(2,649)	(23)%
Cost of other revenues	9,336	8,935	401	4%
Depreciation, depletion and amortization	26,263	21,957	4,306	20%
Selling, general and administrative expenses	10,611	8,526	2,085	24%
Gain on sale of assets	(78)	(211)	133	(63)%
Total costs and expenses	$286,731	$259,294	$27,437	11%

Cost of coal sales per ton	$49.57	$43.05	$6.52	15%

The following table depicts cost of coal sales by operating segment for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$155,831	$133,180	$22,651	17%
Northern Appalachian	52,378	45,160	7,218	16%
Illinois Basin	16,213	15,951	262	2%
Ancillary	7,543	14,513	(6,970)	(48)%
Cost of coal sales	$231,965	$208,804	$23,161	11%

Cost of coal sales—For the three months ended March 31, 2009, our cost of coal sales increased compared to the three months ended March 31, 2008 primarily as a result of a 15% increase in cost per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment increased to $56.27 per ton for the three months ended March 31, 2009 from $46.21 per ton for the three months ended March 31, 2008 primarily as a result of increased labor and benefits, repairs and maintenance and royalty expenses. Labor and benefit costs increased due to wage increases in the second half of 2008 in an effort to remain competitive in a tight labor market. Repairs and maintenance costs increased as a result of several major repairs performed at certain of our Central Appalachian complexes. Royalties increased for the three months ended March 31, 2009 due to an increase in sales realization on tons sold and to increased mining of leased reserves. Further impacting the increase in cost of coal sales were increases in severance taxes, diesel fuel, site preparation and maintenance costs and related supplies.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales per ton increased to $47.30 for the three months ended March 31, 2009 from $46.27 for the three months ended March 31, 2008 due to increased labor and benefits in the second half of 2008 in order to maintain continuity of our labor force. We also experienced increases in operating supplies and royalty expenses. Partially offsetting these increases was a decrease in repairs and maintenance, transportation and purchased coal costs.

Illinois Basin. For the three months ended March 31, 2009, our Illinois Basin cost of coal sales increased by $0.90 per ton primarily due to increased labor and benefits and repairs and maintenance costs. Labor and benefits increased in the second half of 2008 as a result of increased wages in an effort to retain skilled miners. Additionally, repairs and maintenance costs have increased due to two major repairs on underground mining equipment during the three months ended March 31, 2009 with no comparable repairs performed in the first quarter of 2008.

      Ancillary. Cost of coal sales from our Ancillary segment decreased for the three months ended March 31, 2009 primarily due to a decrease in purchased coal costs related to the expiration of certain brokered coal contracts throughout 2008 and continuing into 2009.

Cost of other revenues—For the three months ended March 31, 2009, cost of other revenues increased primarily due to increases in labor and benefits and ash disposal transportation costs. Partially offsetting the increase was a decrease in gathering fees related to coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX and costs related to the sale of parts and equipment in the first quarter of 2008.

      Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the three months ended March 31, 2009 primarily as a result of capital spending throughout 2008 and in the first quarter 2009, as well as a decrease in amortization income related to the completion of shipments subsequent to the first quarter of 2008 under a below market contract. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended March 31, 2009 increased primarily due to increases in professional fees, taxes and licenses and share-based compensation.

Adjusted EBITDA by Operating Segment

Adjusted EBITDA represents net income or loss attributable to International Coal Group, Inc. before deducting net interest expense, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 28 of this Quarterly Report on Form 10-Q and in Note 13 to our condensed consolidated financial statements for the three months ended March 31, 2009.

The following table depicts operating segment Adjusted EBITDA for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$29,433	$15,578	$13,855	89%
Northern Appalachian	10,152	1,795	8,357	466%
Illinois Basin	2,871	2,348	523	22%
Ancillary	2,042	(5,133)	7,175	* %
Total Adjusted EBITDA	$44,498	$14,588	$29,910	205%

          * not meaningful

Central Appalachian. Adjusted EBITDA for the three months ended March 31, 2009 increased compared to the three months ended March 31, 2008 primarily due to a $15.55 per ton increase in sales realization, resulting in $5.49 per ton increase in profit margins. Partially offsetting the increase in profit margins was a decrease of approximately 113,000 tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to a combination of an increase in sales realization of $8.08 per ton, resulting in increased profit margins of $7.05 per ton, as well as an increase of approximately 132,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the three months ended March 31, 2009 related to an increase in sales realization of $1.91 per ton compared to the three months ended March 31, 2008.

Ancillary. The increase in Adjusted EBITDA was primarily due to an increase in sales realization of $7.66 per ton, resulting in profit margins of $9.32 per ton. Further impacting the increase in Adjusted EBITDA from our Ancillary segment were increases in contract buydown income and contract mining revenue. Partially offsetting these increases was decreased revenue generated by coalbed methane wells owned jointly by our subsidiary, CoalQuest, and CDX and a decrease of approximately 179,000 tons sold related to the expiration of brokered coal contracts throughout 2008.

 Reconciliation of Adjusted EBITDA to Net income (loss) by Operating Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by operating segment for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$8,079	$(719)	$8,798	* %
Depreciation, depletion and amortization	17,590	15,846	1,744	11%
Interest expense, net	908	451	457	101%
Income tax expense	2,856	—	2,856	100%
Adjusted EBITDA	$29,433	$15,578	$13,855	89%

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$3,217	$(491)	$3,708	* %
Depreciation, depletion and amortization	5,575	2,127	3,448	162%
Interest expense, net	131	152	(21)	(14)%
Income tax expense	1,200	—	1,200	100%
Noncontrolling interest	29	7	22	314%
Adjusted EBITDA	$10,152	$1,795	$8,357	466%

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$842	$478	$364	76%
Depreciation, depletion and amortization	1,710	1,813	(103)	(6)%
Interest expense, net	69	57	12	21%
Income tax expense	250	—	250	100%
Adjusted EBITDA	$2,871	$2,348	$523	22%

	Three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(8,445)	$(11,181)	$2,736	24%
Depreciation, depletion and amortization	1,388	2,171	(783)	(36)%
Interest expense, net	11,910	11,911	(1)	* %
Income tax benefit	(2,811)	(8,034)	5,223	65%
Adjusted EBITDA	$2,042	$(5,133)	$7,175	140%

	Three months ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss) attributable to International Coal Group, Inc.	$3,693	$(11,913)	$15,606	* %
Depreciation, depletion and amortization	26,263	21,957	4,306	20%
Interest expense, net	13,018	12,571	447	4%
Income tax expense (benefit)	1,495	(8,034)	9,529	* %
Noncontrolling interest	29	7	22	314%
Adjusted EBITDA	$44,498	$14,588	$29,910	205%

              * not meaningful

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing and upgrading equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time to time. Our primary sources of liquidity to meet these needs are cash on hand, cash flows from sales of our coal, other income, borrowings under our senior credit facility and capital equipment financing arrangements.

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of March 31, 2009, our available liquidity was $93.0 million, including cash of $66.6 million and $26.4 million available for borrowing under our $100.0 million senior credit facility. Total debt represented 47% of our total capitalization at March 31, 2009. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

In February 2009, we executed an amendment to our $100.0 million credit facility that affected certain 2009 debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement. Debt covenants for years subsequent to 2009 were not affected by the amendment. Management believes, based on currently available information, that we will be able to meet the financial covenants in our credit facility through the end of 2009. Current market volatility, surrounding coal prices in particular, has made it extraordinarily difficult to forecast results for 2010 and beyond. Accordingly, there is uncertainty as to whether we will be able to remain in compliance with our debt covenants for those periods. We will seek a waiver or amendment from our lenders or pursue other alternatives for any period we believe we will not be in compliance with these financial covenants.

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

      We currently expect our total capital expenditures will be approximately $90.0 million to $95.0 million in 2009, substantially all of which will be for equipment and infrastructure at our existing operations. Cash paid for capital expenditures was approximately $18.8 million for the three months ended March 31, 2009. We have funded and will continue to fund these capital expenditures from our internal operations and financing arrangements. We believe that these sources of capital and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation will be sufficient to fund our anticipated capital expenditures under our current budget plan through the first quarter of 2010. Although we expect to experience some periods of tight liquidity, we expect to be able to manage through such periods. To the extent necessary, management believes it has flexibility in the timing of the cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $9.1 million of cash paid for capital expenditures in the three months ended March 31, 2009 was attributable to our Central Appalachian operations. This amount represents investments of approximately $2.9 million in our Beckley mining complex and $2.1 million at Hazard, as well as additional investments of $4.1 million for upgrades at the remaining Central Appalachian operations. We paid approximately $6.3 million at our Northern Appalachian operations in the three months ended March 31, 2009, approximately $2.5 million of which was for investments in our Sentinel property. Expenditures of approximately $1.8 million for our Illinois Basin operations were for ongoing operations improvements. Approximately $1.6 million of cash paid for capital expenditures for the three months ended March 31, 2009 was within our Ancillary segment for safety equipment, as well as for upgrades at various other subsidiaries.

More stringent regulatory requirements of the mining industry demand substantial capital expenditures to meet safety standards. For the three months ended March 31, 2009, we spent $0.4 million to meet these standards and anticipate spending an additional $4.3 million for the remainder of 2009.

Cash Flows

Net cash provided by operating activities was $18.5 million for the three months ended March 31, 2009, an increase of $36.5 million from the same period in 2008. This increase is attributable to an increase in net income of $29.3 million after adjustment for non-cash charges and a $7.2 million increase due to the change in net operating assets and liabilities.

For the three months ended March 31, 2009, net cash used in investing activities was $18.9 million compared to $33.9 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, $18.8 million of cash was used to upgrade and support existing mining operations compared to $34.1 million in the same period of 2008.

Net cash provided by financing activities of $3.1 million for the three months ended March 31, 2009 was due to borrowings on our long-term debt of $9.1 million used to finance equipment. Offsetting the borrowings were repayments on our short- and long-term debt of $5.5 million and deferred finance costs of $0.5 million paid to amend our credit facility. We also financed $3.8 million of equipment through additional financing arrangements.

Credit Facility and Long-term Debt Obligations

As of March 31, 2009 our total long-term indebtedness consisted of the following (in thousands):

March 31, 2009
9.00% Convertible Senior Notes, due 2012, net of debt discount of $16,367	$208,633
10.25% Senior Notes, due 2014	175,000
Equipment notes	53,300
Capital leases and other	6,030
Total	442,963
Less current portion	(18,292)
Long-term debt	$424,671

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation—factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility and equipment credit facility, will be adequate at least through the first quarter of 2010 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. Although we expect to experience some periods of tight liquidity, we expect to be able to manage through such periods. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling high-cost operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Our Convertible Senior Notes (the “Convertible Notes”) were not convertible as of March 31, 2009. In the event that the Convertible Notes were to become convertible and a significant number of the holders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Under these circumstances, we would look to WL Ross & Co. LLC, our banking group and other potential lenders to obtain short-term funding until such time that we could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). FSP FAS No. 157-2 permits delayed adoption of SFAS No. 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of FSP FAS No. 157-2 did not have a material impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Adoption of FSP FAS No. 157-3 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not believe that adoption of FSP No. FAS 157-4 will materially impact our financial position, results of operations or cash flows.

Convertible Debt. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding any embedded conversion options). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. We have determined our non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of FSP APB 14-1 was as follows:

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital leases	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Paid-in-capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended March 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(11,981)	$(590)	$(12,571)
Income tax benefit	7,811	223	8,034
Net loss	(11,546)	(367)	(11,913)

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141(R) will impact the accounting for our future business combinations, as well as for tax uncertainties and valuation allowances from prior acquisitions.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS No. 160 impacted the presentation of noncontrolling interest in our balance sheet and statements of operations and cash flows. The impact of the changes in presentation was not material.

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

Share-Based Payments. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Adoption of FSP EITF 03-6-1 did not have a material impact on our financial position, results of operations or cash flows.

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

Impairments. In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods that end after June 15, 2009. We do not believe that adoption of FSP FAS No. 115-2 and FAS No. 124-2 will materially impact our financial position, results of operations or cash flows.

Fair Value Instruments. In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. FSP FAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We do not believe that adoption of FSP FAS No. 107-1 and APB 28-1 will materially impact our financial position, results of operations or cash flows.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which became effective on March 31, 2007 and expired March 31, 2009, to hedge our interest risk on $200.0 million notional amount of revolving debt. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our amended and restated credit facility dated June 23, 2006. We recognized the change in the fair value of this agreement in the income statement in the period of change.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. As of March 31, 2009, 99% of 2009 planned production is committed for sale, leaving approximately 1% uncommitted for sale. A hypothetical decrease of $1.00 per ton in the market price for coal would not have a material impact on pre-tax income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of our subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that we are appropriately insured for these and other potential claims, and we have fully paid our deductible applicable to our insurance policies. In addition to the dismissal of the McCloy claim, we have settled and dismissed five other actions. These settlements required the release of us, our subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court has deferred its decision as to whether it will hear the appeal, pending its ruling on an unrelated case that shares similar issues. We will vigorously defend ourselves against the remaining complaints and any appeal of any prior settlements.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009. Only a day prior, the U.S. Environmental Protection Agency (the “EPA”) stated its intention to more closely scrutinize Section 404 permitting decisions by the ACOE. On March 27, 2009, the ACOE reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, we provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs have agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill, thus delaying the plaintiffs' move to seek a temporary restraining order and subsequent injunction to block Hazard’s use of the permit. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

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

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley has prepared and submitted a permit modification to alleviate the Board’s concerns. All site development has been suspended until the WVDEP has approved the permit modification. If the WVDEP issues the permit as modified, there will be additional opportunity for appeal by T.E.A.M.

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

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

      There were no unregistered sales of equity securities during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	$—	—	—
February 1, 2009 through February 28, 2009	—	—	—	—
March 1, 2009 through March 31, 2009	4,768	1.76	—	—
Total	4,768	$1.76	—	—

(1)
During the three months ended March 31, 2009, we withheld 4,768 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

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

10.3
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
		(M	)

31.1	Certification of the Principal Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

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

(D)	Filed herewith.

(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

(K)	Previously filed as an exhibit to Fairfax Financial Holdings Limited’s Amendment No. 1 to Form Schedule 13D filed on May 29, 2008.

(L)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.

(M)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.

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

Date: May 8, 2009