Form 10-Q
period 2009-06-30
International Coal Group, Inc.
filed 2009-08-06
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2009—154,152,600.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,315	$63,930
Accounts receivable, net of allowances of $1,406 and $1,516	84,739	75,321
Inventories, net	81,600	58,788
Deferred income taxes	17,666	17,649
Prepaid insurance	6,027	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	9,602	10,893
Total current assets	265,960	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,044,939	1,069,297
DEBT ISSUANCE COSTS, net	9,714	10,462
ADVANCE ROYALTIES, net	18,037	17,462
OTHER NON-CURRENT ASSETS	5,613	5,435
Total assets	$1,344,263	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,878	$75,810
Short-term debt	1,163	4,741
Current portion of long-term debt and capital lease	17,769	15,319
Current portion of reclamation and mine closure costs	10,976	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	82,646	87,704
Total current liabilities	171,791	198,072

LONG-TERM DEBT AND CAPITAL LEASE	424,353	417,551
RECLAMATION AND MINE CLOSURE COSTS	67,899	68,107
EMPLOYEE BENEFITS	66,781	61,194
DEFERRED INCOME TAXES	53,110	49,403
BELOW-MARKET COAL SUPPLY AGREEMENTS	31,032	43,888
OTHER NON-CURRENT LIABILITIES	6,695	6,195
Total liabilities	821,661	844,410

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,155,550 and 154,148,229 shares issued and outstanding, respectively, as of June 30, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,541	1,533
Treasury stock	(14)	—
Additional paid-in capital	659,222	656,997
Accumulated other comprehensive loss	(5,071)	(5,157)
Retained deficit	(133,096)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	522,582	506,202
Noncontrolling interest	20	35
Total stockholders’ equity	522,602	506,237
Total liabilities and stockholders’ equity	$1,344,263	$1,350,647

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES:
Coal sales revenues	$254,677	$253,109	$528,493	$479,713
Freight and handling revenues	6,041	11,870	14,675	23,153
Other revenues	17,079	12,906	39,595	26,944
Total revenues	277,797	277,885	582,763	529,810
COSTS AND EXPENSES:
Cost of coal sales	207,324	217,590	439,289	426,394
Freight and handling costs	6,041	11,870	14,675	23,153
Cost of other revenues	6,630	9,222	15,966	18,157
Depreciation, depletion and amortization	26,035	24,694	52,298	46,651
Selling, general and administrative	8,670	10,129	19,281	18,655
Gain on sale of assets, net	(3,108)	(26,081)	(3,186)	(26,292)
Total costs and expenses	251,592	247,424	538,323	506,718
Income from operations	26,205	30,461	44,440	23,092
INTEREST EXPENSE, net	(13,214)	(8,793)	(26,232)	(21,364)
Income before income taxes	12,991	21,668	18,208	1,728
INCOME TAX (EXPENSE) BENEFIT	(2,613)	(7,900)	(4,108)	134
Net income	10,378	13,768	14,100	1,862
Net (income) loss attributable to noncontrolling interest	4	2	(25)	(5)
Net income attributable to International Coal Group, Inc.	$10,382	$13,770	$14,075	$1,857

Earnings per share:
Basic	$0.07	$0.09	$0.09	$0.01
Diluted	$0.07	$0.08	$0.09	$0.01
Weighted-average common shares outstanding:
Basic	152,832,797	152,550,960	152,803,420	152,499,812
Diluted	154,672,255	167,912,909	153,983,725	167,551,824

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,100	$1,862
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	52,298	46,651
Amortization of deferred finance costs and debt discount	3,378	3,001
Provision for bad debt	(110)	(522)
Compensation expense on equity instruments	2,233	2,377
Gain on sale of assets, net	(3,186)	(26,292)
Deferred income taxes	3,632	(285)
Amortization of accumulated postretirement benefit obligation	144	215
Changes in assets and liabilities:
Accounts receivable	(9,308)	(29,664)
Inventories	(22,812)	(3,277)
Prepaid expenses and other	16,663	1,156
Other non-current assets	(630)	823
Accounts payable	(10,784)	298
Accrued expenses and other	(5,058)	17,802
Reclamation and mine closure costs	176	(1,125)
Other liabilities	(1,634)	1,990
Net cash from operating activities	39,102	15,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,066	4,179
Additions to property, plant, equipment and mine development	(35,750)	(55,379)
Cash paid related to acquisitions and net assets acquired	—	(558)
Withdrawals (deposits) of restricted cash	(163)	14
Net cash from investing activities	(32,847)	(51,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(3,578)	—
Borrowings on long-term debt and capital lease	9,086	—
Repayments on long-term debt and capital lease	(8,755)	(2,147)
Purchases of treasury stock	(14)	—
Debt issuance costs	(609)	(183)
Net cash from financing activities	(3,870)	(2,330)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,385	(39,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,315	$68,086

Supplemental information:
Cash paid for interest (net of amount capitalized)	$22,402	$17,630
Cash received for income taxes, net	$7,588	$—
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$3,794	$2,383
Purchases of property, plant, equipment and mine development through financing arrangements	$6,900	$5,840
Assets acquired through assumption of liabilities	$—	$17,464
Assets acquired through the exchange of coal reserves	$—	$21,633

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
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

The accompanying interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

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
June 30, 2009
(Dollars in thousands, except per share amounts)

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Adoption of FSP FAS No. 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Convertible Debt—In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company determines the carrying amount of the liability component, which is based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of FSP APB 14-1 was as follows:

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital lease	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Additional paid-in capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended June 30, 2008			Six months ended June 30, 2008
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,201)	$(592)	$(8,793)	$(20,182)	$(1,182)	$(21,364)
Income tax (expense) benefit	(8,124)	224	(7,900)	(313)	447	134
Net income attributable to International Coal Group, Inc.	14,138	(368)	13,770	2,592	(735)	1,857
Earnings per share:
Basic	$0.09	$—	$0.09	$0.02	$(0.01)	$0.01
Diluted	$0.08	$—	$0.08	$0.02	$(0.01)	$0.01

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Financial Instruments—In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF 07-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Impairments—In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods that end after June 15, 2009. Adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not impact the Company’s financial position, results of operations or cash flows.

Fair Value Instruments—In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. FSP FAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS No. 107-1 and APB 28-1 did not impact the Company’s financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying the Company’s consolidated financial statements. See Note 9.

Subsequent Events—In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for events that occur after the balance sheet date, but before the issuance of the financial statements. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and disclosure of certain non-recognized subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities—In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the first fiscal year beginning after November 15, 2009. The Company does not believe that adoption of SFAS No. 167 will materially impact its financial position, results of operations or cash flows.

FASB Codification—In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles– a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 makes the FASB Accounting Standards Codification the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will not impact the Company’s financial condition, results of operations or cash flows.
FASB Interpretation No. 46(R)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Corporate Vacation Policy—In June 2009, the Company changed its policy related to when employees are credited with vacation time. Under the original policy, employees earned their vacation in the year prior to vesting, and were vested with 100% of their annual vacation time on January 1st of each year. Under the revised policy, employees are vested in their vacation time ratably throughout the year as it is earned. If the Company continued to account for vacation under the old policy, it would have recognized additional cost of coal sales, cost of other revenues and selling, general and administrative expenses of $1,626, $100 and $140, respectively, for the three months ended June 30, 2009 and $3,548, $230 and $268, respectively, for the six months ended June 30, 2009.
Aments to
(3) Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Coal	$45,070	$28,436
Parts and supplies	38,507	32,159
Reserve for obsolescence–parts and supplies	(1,977)	(1,807)
Total	$81,600	$58,788

 (4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	June 30, 2009	December 31, 2008
Coal lands and mineral rights	$588,098	$586,512
Plant and equipment	587,416	571,083
Mine development	188,103	181,876
Land and land improvements	25,406	24,119
Coalbed methane well development costs	14,888	14,889
	1,403,911	1,378,479
Less accumulated depreciation, depletion and amortization	(358,972)	(309,182)
Net property, plant, equipment and mine development	$1,044,939	$1,069,297

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended June 30, 2009 and 2008 was $28,422 and $25,629, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the six months ended June 30, 2009 and 2008 was $57,433 and $52,107, respectively.

On June 23, 2008, the Company exchanged coal reserves with a third-party. In addition to reserves, the Company received $3,000 in cash. As a result, the Company recognized a pre-tax gain of $24,633 based upon the fair value of the underlying assets received in the exchange, which is included in gain on sale of assets in its statement of operations for the three and six months ended June 30, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

(5) Debt

Long-Term Debt and Capital Lease

Long-term debt and capital lease consisted of the following:

	June 30, 2009	December 31, 2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $15,347 and $17,369, respectively	$209,653	$207,631
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	52,473	43,378
Capital lease and other	4,996	6,861
Total	442,122	432,870
Less current portion	(17,769)	(15,319)
Long-term debt and capital lease	$424,353	$417,551

Convertible senior notes—In 2007, the Company completed a private offering of $225,000 aggregate principal amount of 9.00% Convertible Senior Notes (the “Convertible Notes”) due 2012. The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the Convertible Notes on an ongoing basis. The Convertible Notes were not convertible as of June 30, 2009.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the Convertible Notes). The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, the Company may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event the Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

the Convertible Notes as a current liability in the following quarter. In the event that a significant number of the holders of the Convertible Notes were to convert their notes prior to maturity, the Company may not have enough available funds at any particular time to make the required repayments. Under these circumstances, the Company would look to WL Ross & Co. LLC (“WLR”), its banking group and other potential lenders to obtain short-term funding until such time that it could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make-whole” premium) by increasing the conversion rate with respect to such notes. For a discussion of the effects of the Convertible Notes on earnings per share, see Note 8.

Effective January 1, 2009, the Company adopted FSP APB 14-1 (see Note 2). FSP APB 14-1 requires disclosure of the carrying amount of the equity component of the related convertible debt, as well as the interest expense resulting from amortization of the debt discount and interest expense recognized on the principal amount of the debt. As of June 30, 2009 and December 31, 2008, the equity component of the convertible debt was $13,517 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $1,020 and $911 for the three months ended June 30, 2009 and 2008, respectively, and $2,022 and $1,804 for the six months ended June 30, 2009 and 2008, respectively. Interest expense on the principal amount of the Convertible Notes was $5,063 for each of the three month periods ended June 30, 2009 and 2008 and $10,126 for each of the six month periods ended June 30, 2009 and 2008.

Credit facility—The Company has a $100,000 revolving credit facility (the “Credit Facility”) which matures on June 23, 2011. A maximum of $80,000 may be used for letters of credit. In February 2009, the Company executed an amendment to the Credit Facility that affected certain 2009 debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement. Debt covenants for years subsequent to 2009 were not affected by the amendment. As of June 30, 2009, the Company had no borrowings outstanding and letters of credit totaling $73,551 outstanding, leaving $26,449 available for future borrowing capacity. Interest on the borrowings under the Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin of 2.25% to 3.00% or LIBOR plus an applicable margin of 3.25% to 4.00%, based on the Company’s leverage ratio as of June 30, 2009. As of June 30, 2009, the Company was in compliance with its financial covenants under the Credit Facility. The Company believes, based on currently available information, that it will be able to meet the financial covenants in the Credit Facility through the end of 2009. Current market volatility, surrounding coal prices in particular, has made it extraordinarily difficult to forecast results for 2010 and beyond. Accordingly, the potential exists that the Company may not remain in compliance with certain covenants in 2010. The Company will seek a waiver or amendment from its lenders or pursue other alternatives for any period it believes it will not be in compliance.

Equipment notes—The equipment notes, having various maturity dates extending to February 2014, are collateralized by mining equipment. As of June 30, 2009, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.30%. At June 30, 2009, additional funds are available under the Company’s revolving equipment credit facility for terms up to 60 months with a current interest rate of 6.90%.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%. Additionally, the Company has an insurance policy with a coverage period of 17 months that it financed over 15 months at an interest rate of 5.42%.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Short-Term Debt

The Company finances the majority of its insurance premiums, a portion of which is included in short-term debt. As of June 30, 2009, the weighted-average interest rate applicable to the notes was 5.04%. As of June 30, 2009 and December 31, 2008, the Company had $1,163 and $4,741, respectively, outstanding related to the financing of insurance premiums.

(6) Income Taxes

The effective income tax rates for the three and six months ended June 30, 2009 and 2008 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate for the three months ended June 30, 2009 decreased to 18% from 36% for the three months ended June 30, 2008. The decrease was primarily a result of the effect of income tax deductions for depletion of mineral rights on reduced quarterly earnings. The effective income tax rate for the six months ended June 30, 2009 increased to 20% from an 8% tax benefit for the six months ended June 30, 2008. The increase was primarily a result of the effect of income tax deductions for depletion of mineral rights on increased projected earnings, combined with an increase in other non-deductible expenses and miscellaneous items.

(7) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$834	$652	$1,668	$1,304
Interest cost	438	406	874	813
Amortization of net loss	71	108	144	215
Benefit cost	$1,343	$1,166	$2,686	$2,332

The plan is unfunded, therefore, no contributions were made by the Company for the three and six months ended June 30, 2009 and 2008.

(8) Earnings Per Share

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

 INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to International Coal Group, Inc.	$10,382	$13,770	$14,075	$1,857

Weighted-average common shares outstanding—basic	152,832,797	152,550,960	152,803,420	152,499,812
Incremental shares arising from:
Stock options	253,801	154,763	268	—
Restricted shares	1,392,231	203,967	1,122,381	48,793
Restricted stock units	193,496	—	57,656	—
Convertible notes	—	15,003,219	—	15,003,219
Weighted-average common shares outstanding—diluted	154,672,255	167,912,909	153,983,725	167,551,824

Earnings Per Share:
Basic	$0.07	$0.09	$0.09	$0.01
Diluted	$0.07	$0.08	$0.09	$0.01

Options to purchase 2,777,822 and 2,797,022 shares of common stock outstanding at June 30, 2009 have been excluded from the computation of diluted net income per share for the three and six months ended June 30, 2009 because their effect would have been anti-dilutive. Options to purchase 1,069,292 and 1,096,292 shares of common stock outstanding at June 30, 2008 have been excluded from the computation of diluted net income per share for the three and six months ended June 30, 2008 because their effect would have been anti-dilutive.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period was below $6.10 per share. Accordingly, there were no potentially dilutive shares at June 30, 2009.

(9) Fair Value of Financial Instruments

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Long-term Debt—At June 30, 2009 and December 31, 2008, the Company had $225,000 aggregate principal amount of 9.00% Convertible Notes outstanding. The fair value of the Convertible Notes was approximately $185,423 and $114,683 as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, the Company had $175,000 aggregate principal amount of 10.25% Senior Notes outstanding. The fair value of the Senior Notes was approximately $123,375 and $131,250 as of June 30, 2009 and December 31, 2008, respectively. The fair value of the Convertible Notes and Senior Notes were based upon their respective values in active markets.

The carrying value of the Company’s capital lease obligations and other debt approximate fair value at June 30, 2009 and December 31, 2008.

(10) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling approximately $119,046 as of June 30, 2009 to secure reclamation and other performance commitments. As of June 30, 2009, the Company has bank letters of credit outstanding of $73,551 under its revolving credit facility.

Coal Supply Agreements—Purchase price allocated to the Company’s below-market coal supply agreements (sales contracts) acquired in acquisitions accounted for as business combinations were capitalized and are being amortized on the basis of coal to be shipped over the term of the contracts. Purchase price allocated to the Company’s above-market coal supply agreement was capitalized and is being reduced as related cash payments are received. Value was allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above- or below-market contract price and the prevailing market price at the date of acquisition. The net book value of the Company’s above-market coal supply agreement was $3,322 and $3,447 at June 30, 2009 and December 31, 2008, respectively. This amount is recorded in other assets in the Company’s consolidated balance sheets. The net book value of the below-market coal supply agreements was $31,032 and $43,888 at June 30, 2009 and December 31, 2008, respectively. Amortization income on the below-market coal supply agreements was $2,386 and $934 for the three months ended June 30, 2009 and 2008, respectively, and $5,135 and $5,455 for the six months ended June 30, 2009 and 2008, respectively. Amortization income is included in depreciation, depletion and amortization expense. During the three months ended June 30, 2009, the Company terminated a below-market coal supply agreement and realized a $7,721 pre-tax non-cash gain. The gain is included in other revenues in the Company’s statement of operations for the three and six months ended June 30, 2009. Based on expected shipments related to the remaining below-market contracts, the Company expects to record annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

Below-market contracts
2009 (remainder of year)	$1,565
2010	3,232
2011	3,232
2012	3,232
2013	3,232

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court deferred its decision as to whether it will hear the appeal, pending its ruling on an unrelated case that shares similar issues. That case was decided on June 23, 2009, but the court has taken no further action on the plaintiffs' appeal in this case. The Company will vigorously defend itself against the remaining complaints and any appeal of any prior settlements.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect the Company’s interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order entered by the court. Pursuant to that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint modifies the plaintiffs’ allegations to apply to the reissued permit, rather than the original permit. The action will proceed in accordance with the scheduling order through November 2009, after which the court is expected to render a decision. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

On January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding its operating condition and safety record. On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff. The Company intends to vigorously defend the action.

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart permit. As expected, T.E.A.M. appealed the reinstatement. No hearing date has been set.

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
June 30, 2009
(Dollars in thousands, except per share amounts)

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

Reportable segment results from continuing operations for the three and six months ended June 30, 2009 and 2008 and segment assets as of June 30, 2009 and 2008 were as follows:

Three months ended June 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$187,589	$52,279	$19,465	$18,464	$277,797
Adjusted EBITDA	47,166	5,301	3,762	(3,989)	52,240
Depreciation, depletion and amortization	17,250	5,246	1,953	1,586	26,035
Capital expenditures	4,724	5,991	4,032	1,138	15,885
Total assets	743,917	180,111	46,838	373,397	1,344,263

Three months ended June 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$174,434	$64,645	$18,645	$20,161	$277,885
Adjusted EBITDA	46,567	9,730	3,895	(5,037)	55,155
Depreciation, depletion and amortization	15,719	5,434	1,949	1,592	24,694
Capital expenditures	23,193	9,389	171	2,298	35,051
Total assets	722,007	180,646	36,890	408,288	1,347,831
Goodwill	—	—	—	30,237	30,237

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Revenue in the Ancillary category consists primarily of $12,720 and $10,393 relating to the Company’s brokered coal sales and $4,018 and $5,717 relating to contract highwall mining activities for the three months ended June 30, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $10,693 and $12,964 for the three months ended June 30, 2009 and 2008, respectively. Capital expenditures do not include $11,744 paid during the three months ended June 30, 2009 related to capital expenditures accrued in prior periods.

Six months ended June 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$377,151	$118,446	$40,471	$46,695	$582,763
Adjusted EBITDA	76,599	15,453	6,633	(1,947)	96,738
Depreciation, depletion and amortization	34,840	10,821	3,663	2,974	52,298
Capital expenditures	13,924	11,182	5,288	3,108	33,502
Total assets	743,917	180,111	46,838	373,397	1,344,263

Six months ended June 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$329,504	$115,334	$39,285	$45,687	$529,810
Adjusted EBITDA	62,145	11,525	6,243	(10,170)	69,743
Depreciation, depletion and amortization	31,565	7,561	3,762	3,763	46,651
Capital expenditures	38,769	21,708	576	3,542	64,595
Total assets	722,007	180,646	36,890	408,288	1,347,831
Goodwill	—	—	—	30,237	30,237

Revenue in the Ancillary category consists primarily of $23,440 and $27,090 relating to the Company’s brokered coal sales and $10,858 and $9,778 relating to contract highwall mining activities for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $10,693 and $8,223 for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures do not include $12,942 paid during the six months ended June 30, 2009 related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income attributable to International Coal Group, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to International Coal Group, Inc.	$10,382	$13,770	$14,075	$1,857
Depreciation, depletion and amortization	26,035	24,694	52,298	46,651
Interest expense, net	13,214	8,793	26,232	21,364
Income tax expense (benefit)	2,613	7,900	4,108	(134)
Noncontrolling interest	(4)	(2)	25	5
Adjusted EBITDA	$52,240	$55,155	$96,738	$69,743

(13) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued $175,000 of Senior Notes (the “Notes”) due 2014 in June 2006 and $225,000 of Convertible Senior Notes (the “Convertible Notes”) due 2012 in July 2007. The Parent Company has no independent assets or operations other than those related to the issuance, administration and repayment of the Notes and the Convertible Notes. All subsidiaries of the Parent Company (the “Guarantors”), except for a minor non-guarantor joint venture, have fully and unconditionally guaranteed the Notes and the Convertible Notes on a joint and several basis. The Guarantors are 100% owned, directly or indirectly, by the Parent Company. Accordingly, condensed consolidating financial information for the Parent Company and the Guarantors is not presented.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
(Dollars in thousands, except per share amounts)

(14) Subsequent Event

On July 14, 2009, one of the Company’s customers elected to exercise contractual options that provided for early termination of two coal supply agreements in exchange for a payment of $18,000. Furthermore, the Company received an additional $9,000 that represents the lost margin on pre-termination shipments that the customer was unable to accept. The Company received the $27,000 payment on July 30, 2009.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in its financial statements. The evaluation was conducted through August 6, 2009, the date of the filing of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	a significant number of conversions of our Convertible Senior Notes prior to maturity;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	availability and costs of capital equipment;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	reductions and/or deferrals of purchases by major customers;

•	risks in or related to coal mining operations, including risks related to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition among coal and other energy producers in the United States and internationally;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

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

You should keep in mind that any forward-looking statements made by us in this Quarterly Report on Form 10-Q or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us or anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2008 Annual Report on Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended June 30, 2009 and 2008 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$254,677	$253,109	$1,568	1%
Freight and handling revenues	6,041	11,870	(5,829)	(49)%
Other revenues	17,079	12,906	4,173	32%
Total revenues	$277,797	$277,885	$(88)	* %

Tons sold	4,180	4,858	(678)	(14)%
Coal sales revenue per ton	$60.92	$52.10	$8.82	17%

The following table depicts coal sales revenues by reportable segment for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$175,571	$166,933	$8,638	5%
Northern Appalachian	48,685	59,776	(11,091)	(19)%
Illinois Basin	17,701	16,195	1,506	9%
Ancillary	12,720	10,205	2,515	25%
Total coal sales revenues	$254,677	$253,109	$1,568	1%

The following table depicts tons sold by reportable segment for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,480	3,004	(524)	(17)%
Northern Appalachian	947	1,075	(128)	(12)%
Illinois Basin	546	543	3	1%
Ancillary	207	236	(29)	(12)%
Total tons sold	4,180	4,858	(678)	(14)%

* not meaningful

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a 17% increase in sales realization per ton resulting from favorable pricing on contracts entered into throughout 2008. Offsetting the impact of improved realization per ton was a 14% decrease in tons sold, primarily as a result of decreased participation in the spot market.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended June 30, 2009 increased over the same period in 2008 primarily due to an increase in sales realization of $15.24 per ton, which was driven by higher average contract prices of our coal. Partially offsetting the increase in realization was a 17% decrease in tons sold, largely driven by decreased spot market sales.

Northern Appalachian. For the three months ended June 30, 2009, our Northern Appalachian coal sales revenues decreased due to a 12% decrease in tons sold, primarily related to reduced spot market sales. Coal sales revenue also decreased due to a decrease in sales realization of $4.24 per ton, principally resulting from a decrease in sales of high-priced metallurgical-quality coal.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended June 30, 2009 was due to an increase in sales realization of $2.58 per ton and a 1% increase in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended June 30, 2009, our Ancillary coal sales revenues increased 25% primarily due to an increase in sales realization of $18.31 per ton. The increase in average prices was partially offset by a 12% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts.

             Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the three months ended June 30, 2009 compared to the comparable period of 2008 primarily due to decreased sales volumes. Additionally, transportation rates and fuel surcharges have decreased as a result of decreased fuel prices subsequent to the second quarter of 2008.

            Other revenues—The increase in other revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to a $7.7 million gain on the termination of a below-market contract and incentive payments received related to rail transportation. Partially offsetting these increases were decreased revenues from coalbed methane wells and decreased contract mining revenues from our ADDCAR subsidiary.

Costs and expenses

The following table depicts cost of operations for the three months ended June 30, 2009 and 2008 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$207,324	$217,590	$(10,266)	(5)%
Freight and handling costs	6,041	11,870	(5,829)	(49)%
Cost of other revenues	6,630	9,222	(2,592)	(28)%
Depreciation, depletion and amortization	26,035	24,694	1,341	5%
Selling, general and administrative expenses	8,670	10,129	(1,459)	(14)%
Gain on sale of assets	(3,108)	(26,081)	22,973	(88)%
Total costs and expenses	$251,592	$247,424	$4,168	2%

Cost of coal sales per ton	$49.60	$44.79	$4.81	11%

The following table depicts cost of coal sales by reportable segment for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$140,142	$146,079	$(5,937)	(4)%
Northern Appalachian	44,745	51,834	(7,089)	(14)%
Illinois Basin	14,274	12,675	1,599	13%
Ancillary	8,163	7,002	1,161	17%
Cost of coal sales	$207,324	$217,590	$(10,266)	(5)%

Cost of coal sales—For the three months ended June 30, 2009, our cost of coal sales decreased compared to the three months ended June 30, 2008 primarily as a result of a 14% decrease in tons sold. Partially offsetting the decrease in tons sold was an 11% increase in cost per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased due to a 17% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales from $48.63 per ton for the three months ended June 30, 2008 to $56.52 per ton for the three months ended June 30, 2009. This increase in cost per ton was primarily a result of increased labor and benefits, royalty expense and repairs and maintenance. Labor and benefit costs increased on a per ton basis as a result of lower production volumes associated with idled and start-up operations over the three months ended June 30, 2008. Royalties increased for the three months ended June 30, 2009 due to an increase in sales realization on tons sold, as well as increased mining of leased reserves. Repairs and maintenance costs increased as a result of several major repairs. Further impacting the increase in cost of coal sales per ton were increases in diesel fuel, tire expense, severance taxes and miscellaneous operating supplies.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales decreased due to a 12% decrease in tons sold coupled with a decrease in cost of coal sales per ton from $48.22 per ton for the three months ended June 30, 2008 to $47.21 per ton for the three months ended June 30, 2009. The decrease in cost per ton was primarily due to decreased transportation costs, offset by increases in labor and benefits and contract labor costs.

Illinois Basin. For the three months ended June 30, 2009 cost of coal sales increased by $2.79 per ton, while tons sold remained relatively consistent with the three months ended June 30, 2008. The increase in cost per ton was primarily due to increased labor and benefits and repairs and maintenance costs. Labor and benefits increased in the second quarter of 2009 as a result of an increase in average employee headcount over the three months ended June 30, 2008. Additionally, repairs and maintenance costs were higher due to increased utilization of underground mining equipment. Partially offsetting the increases was a decrease in the cost of roof control supplies as a result of reductions in steel prices.

      Ancillary. Cost of coal sales from our Ancillary segment increased for the three months ended June 30, 2009 primarily due to a $9.83 increase in cost per ton, partially offset by a 12% decrease in tons sold.

Cost of other revenues—For the three months ended June 30, 2009, cost of other revenues decreased primarily due to decreases in gathering fees related to coalbed methane wells, trucking costs and repairs and maintenance. Partially offsetting the decrease was an increase in labor and benefit costs at our ADDCAR subsidiary.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the three months ended June 30, 2009 primarily as a result of capital spending throughout 2008 and in the first quarter 2009, as well as a decrease in amortization income related to the completion of shipments on a below-market contract subsequent to the second quarter of 2008. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended June 30, 2009 decreased primarily due to decreases in labor and benefits and bad debt expense.

Gain on sale of assets—Gain on sale of assets decreased $23.0 million for the three months ended June 30, 2009 due to a $24.6 million pre-tax gain on exchange of coal reserves with a third-party in the comparable period in 2008.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 29 of this Quarterly Report on Form 10-Q and in Note 12 to our condensed consolidated financial statements for the three months ended June 30, 2009.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$47,166	$46,567	$599	1%
Northern Appalachian	5,301	9,730	(4,429)	(46)%
Illinois Basin	3,762	3,895	(133)	(3)%
Ancillary	(3,989)	(5,037)	1,048	21%
Total Adjusted EBITDA	$52,240	$55,155	$(2,915)	(5)%

Central Appalachian. Adjusted EBITDA for the three months ended June 30, 2009 increased compared to the three months ended June 30, 2008 primarily due to a $15.24 per ton increase in sales realization coupled with a $7.89 increase in cost per ton, resulting in $7.35 per ton increase in profit margins. Partially offsetting the increase in profit margins was a decrease of approximately 524,000 tons sold.

Northern Appalachian. The decrease in Adjusted EBITDA was due to a combination of a decrease in sales realization of $4.24 per ton, and a decrease of $1.01 in cost per ton, resulting in decreased profit margins of $3.23 per ton, as well as a decrease of approximately 128,000 tons sold.

Illinois Basin. Adjusted EBITDA decreased during the three months ended June 30, 2009 related to a decrease in profit margins of $0.21 per ton as a result of increased sales realization and increased cost per ton of $2.58 and $2.79, respectively.

Ancillary. The increase in Adjusted EBITDA was primarily due to an increase in sales realization of $18.31 per ton offset by a $9.83 increase in cost per ton, resulting in an increase in profit margins of $8.48 per ton. Partially offsetting this increase were decreased revenue from coalbed methane wells and a decrease of approximately 29,000 tons sold related to the expiration of brokered coal contracts throughout 2008, as well as to decreased shipments on various remaining contracts.

Reconciliation of adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$23,257	$30,400	$(7,143)	(23)%
Depreciation, depletion and amortization	17,250	15,719	1,531	10%
Interest expense, net	1,189	448	741	165%
Income tax expense	5,470	—	5,470	100%
Adjusted EBITDA	$47,166	$46,567	$599	1%

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$106	$4,152	$(4,046)	(97)%
Depreciation, depletion and amortization	5,246	5,434	(188)	(3)%
Interest expense, net	9	146	(137)	(94)%
Income tax benefit	(56)	—	(56)	100%
Noncontrolling interest	(4)	(2)	(2)	(100)%
Adjusted EBITDA	$5,301	$9,730	$(4,429)	(46)%

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$1,422	$1,887	$(465)	(25)%
Depreciation, depletion and amortization	1,953	1,949	4	* %
Interest expense, net	75	59	16	27%
Income tax expense	312	—	312	100%
Adjusted EBITDA	$3,762	$3,895	$(133)	(3)%

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(14,403)	$(22,669)	$8,266	36%
Depreciation, depletion and amortization	1,586	1,592	(6)	* %
Interest expense, net	11,941	8,140	3,801	47%
Income tax expense (benefit)	(3,113)	7,900	(11,013)	* %
Adjusted EBITDA	$(3,989)	$(5,037)	$1,048	(21)%

	Three months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$10,382	$13,770	$(3,388)	(25)%
Depreciation, depletion and amortization	26,035	24,694	1,341	5%
Interest expense, net	13,214	8,793	4,421	50%
Income tax expense	2,613	7,900	(5,287)	(67)%
Noncontrolling interest	(4)	(2)	(2)	100%
Adjusted EBITDA	$52,240	$55,155	$(2,915)	(5)%

* not meaningful

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the six months ended June 30, 2009 and 2008 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$528,493	$479,713	$48,780	10%
Freight and handling revenues	14,675	23,153	(8,478)	(37)%
Other revenues	39,595	26,944	12,651	47%
Total revenues	$582,763	$529,810	$52,953	10%

Tons sold	8,860	9,708	(848)	(9)%
Coal sales revenue per ton	$59.65	$49.41	$10.24	21%

The following table depicts coal sales revenues by reportable segment for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$359,693	$313,725	$45,968	15%
Northern Appalachian	108,936	104,997	3,939	4%
Illinois Basin	36,424	34,089	2,335	7%
Ancillary	23,440	26,902	(3,462)	(13)%
Total coal sales revenues	$528,493	$479,713	$48,780	10%

The following table depicts tons sold by reportable segment for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	5,249	5,886	(637)	(11)%
Northern Appalachian	2,055	2,051	4	* %
Illinois Basin	1,136	1,143	(7)	(1)%
Ancillary	420	628	(208)	(33)%
Total tons sold	8,860	9,708	(848)	(9)%

* not meaningful

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a 21% increase in sales realization per ton resulting from favorable pricing on contracts entered into throughout 2008. Partially offsetting the impact of improved realization per ton was a 9% decrease in tons sold, primarily as a result of decreased participation in the spot market.

 Central Appalachian. Coal sales revenues from our Central Appalachian segment for the six months ended June 30, 2009 increased over the same period in 2008 primarily due to an increase in sales realization of $15.23 per ton, which was driven by higher average contract prices of our coal. Partially offsetting the increase in realization was an 11% decrease in tons sold, largely driven by decreased spot market sales.

Northern Appalachian. For the six months ended June 30, 2009, our Northern Appalachian coal sales revenues increased due to an increase in sales realization of $1.82 per ton resulting from higher average prices of coal sold under our coal supply contracts.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the six months ended June 30, 2009 was due to an increase in sales realization of $2.24 per ton, partially offset by a 1% decrease in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the six months ended June 30, 2009, our Ancillary coal sales revenues decreased due to a 33% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease in tons sold was partially offset by an increase in sales realization of $12.97 per ton sold.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the six months ended June 30, 2009 compared to the comparable period of 2008 primarily due to decreased sales volumes. Additionally, transportation rates and fuel surcharges have decreased as a result of decreased fuel prices subsequent to the second quarter of 2008.

Other revenues—The increase in other revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due to $7.9 million received in settlement of contract terminations, a $7.7 million gain on the termination of a below-market contract, increased contract mining revenue and incentive payments received related to rail transportation. Partially offsetting these increases were decreases in revenue from coalbed methane wells and sales of scrap materials.

Costs and expenses

The following table depicts cost of operations for the six months ended June 30, 2009 and 2008 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$439,289	$426,394	$12,895	3%
Freight and handling costs	14,675	23,153	(8,478)	(37)%
Cost of other revenues	15,966	18,157	(2,191)	(12)%
Depreciation, depletion and amortization	52,298	46,651	5,647	12%
Selling, general and administrative expenses	19,281	18,655	626	3%
Gain on sale of assets	(3,186)	(26,292)	23,106	88%
Total costs and expenses	$538,323	$506,718	$31,605	6%

Cost of coal sales per ton	$49.58	$43.92	$5.66	13%

The following table depicts cost of coal sales by reportable segment for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$295,973	$279,259	$16,714	6%
Northern Appalachian	97,123	96,994	129	* %
Illinois Basin	30,487	28,626	1,861	7%
Ancillary	15,706	21,515	(5,809)	(27)%
Cost of coal sales	$439,289	$426,394	$12,895	3%

* not meaningful

Cost of coal sales—For the six months ended June 30, 2009, our cost of coal sales increased compared to the six months ended June 30, 2008 primarily as a result of a 13% increase in cost per ton. Partially offsetting the increase in cost per ton was a 9% decrease in tons sold.

Central Appalachian. Our Central Appalachian segment cost of coal sales increased to $56.39 per ton for the six months ended June 30, 2009 from $47.44 per ton for the six months ended June 30, 2008 primarily a result of increased labor and benefits, repairs and maintenance and royalty expenses. Labor and benefit costs increased due to wage increases in the second half of 2008 in an effort to remain competitive in a tight labor market and as a result of an increase in high dollar medical claims incurred in the six months ended June 30, 2009. Repairs and maintenance costs increased as a result of several major repairs performed at certain complexes. Royalties increased for the six months ended June 30, 2009 due to an increase in sales realization on tons sold, as well as increased mining of leased reserves. Further impacting the increase in cost of coal sales were increases in diesel fuel costs and severance taxes.

Northern Appalachian. Cost of coal sales and tons sold from our Northern Appalachian segment for the six months ended June 30, 2009 remained consistent as compared to the six months ended June 30, 2008.

Illinois Basin. For the six months ended June 30, 2009, our Illinois Basin cost of coal sales increased by $1.79 per ton primarily due to increased labor and benefits and repairs and maintenance costs. Labor and benefits increased subsequent to the second quarter of 2008 as a result of increased wages in an effort to retain skilled miners. Additionally, repairs and maintenance costs were higher due to major repairs on, and increased utilization of, underground mining equipment during the six months ended June 30, 2009.

            Ancillary. Cost of coal sales from our Ancillary segment decreased for the six months ended June 30, 2009 primarily due to decreased purchased coal costs related to the expiration of certain brokered coal contracts, as well as to decreased shipments on various remaining contracts, throughout 2008 and into 2009.

Cost of other revenues—For the six months ended June 30, 2009, cost of other revenues decreased primarily due to a decrease in gathering fees related to coalbed methane wells, offset by an increase in labor and benefit costs at our ADDCAR subsidiary.

            Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the six months ended June 30, 2009 primarily as a result of capital spending throughout 2008 and during the first half of 2009, as well as a decrease in amortization income related to the completion of shipments on a below-market contract subsequent to the second quarter of 2008. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2009 increased primarily due to an increase in legal and professional fees. Partially offsetting the increase were decreases in bad debt expense and sales and use taxes.

Gain on sale of assets—Gain on sale of assets decreased $23.1 million for the six months ended June 30, 2009 due to a $24.6 million pre-tax gain on exchange of coal reserves with a third-party in the comparable period in 2008.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 35 of this Quarterly Report on Form 10-Q and in Note 12 to our condensed consolidated financial statements for the six months ended June 30, 2009.

The following table depicts Adjusted EBITDA by reportable segment for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$76,599	$62,145	$14,454	23%
Northern Appalachian	15,453	11,525	3,928	34%
Illinois Basin	6,633	6,243	390	6%
Ancillary	(1,947)	(10,170)	8,223	81%
Total Adjusted EBITDA	$96,738	$69,743	$26,995	39%

Central Appalachian. Adjusted EBITDA for the six months ended June 30, 2009 increased compared to the six months ended June 30, 2008 primarily due to a $15.23 per ton increase in sales realization coupled with an $8.95 increase in cost per ton, resulting in $6.28 per ton increase in profit margins. Partially offsetting this increase from improved profit margins was a decrease of approximately 637,000 tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to a combination of an increase in sales realization of $1.82 per ton, and a decrease of $0.03 in cost per ton, resulting in increased profit margins of $1.85 per ton, as well as an increase of approximately 4,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the six months ended June 30, 2009 related to an increase in profit margins of $0.45 per ton as a result of increased sales realization and increased cost per ton of $2.24 and $1.79, respectively, per ton compared to the six months ended June 30, 2008.

Ancillary. The increase in Adjusted EBITDA was primarily due to an increase in sales realization of $12.97 per ton, offset by a $3.14 increase in cost per ton, resulting in an increase in profit margins of $9.83 per ton. Further impacting the increase in Adjusted EBITDA from our Ancillary segment were $7.9 million received in settlement of contract terminations and increased contract mining revenue, offset by decreased revenue from coalbed methane wells and a decrease of approximately 208,000 tons sold related to the expiration of brokered coal contracts throughout 2008, as well as to decreased shipments of various remaining contracts.

Reconciliation of adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$31,336	$29,681	$1,655	6%
Depreciation, depletion and amortization	34,840	31,565	3,275	10%
Interest expense, net	2,097	899	1,198	133%
Income tax expense	8,326	—	8,326	100%
Adjusted EBITDA	$76,599	$62,145	$14,454	23%

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$3,323	$3,661	$(338)	(9)%
Depreciation, depletion and amortization	10,821	7,561	3,260	43%
Interest expense, net	140	298	(158)	(53)%
Income tax expense	1,144	—	1,144	100%
Noncontrolling interest	25	5	20	400%
Adjusted EBITDA	$15,453	$11,525	$3,928	34%

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$2,264	$2,365	$(101)	(4)%
Depreciation, depletion and amortization	3,663	3,762	(99)	(3)%
Interest expense, net	144	116	28	24%
Income tax expense	562	—	562	100%
Adjusted EBITDA	$6,633	$6,243	$390	6%

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(22,848)	$(33,850)	$11,002	33%
Depreciation, depletion and amortization	2,974	3,763	(789)	(21)%
Interest expense, net	23,851	20,051	3,800	19%
Income tax benefit	(5,924)	(134)	(5,790)	* %
Adjusted EBITDA	$(1,947)	$(10,170)	$8,223	(81)%

	Six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$14,075	$1,857	$12,218	658%
Depreciation, depletion and amortization	52,298	46,651	5,647	12%
Interest expense, net	26,232	21,364	4,868	23%
Income tax expense (benefit)	4,108	(134)	4,242	* %
Noncontrolling interest	25	5	20	400%
Adjusted EBITDA	$96,738	$69,743	$26,995	39%

*   not meaningful

Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing and upgrading equipment used in developing and mining our coal lands, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time to time. Our primary sources of liquidity to meet these needs are cash on hand, cash flows from operations, borrowings under our senior credit facility and equipment financing arrangements.

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of June 30, 2009, our available liquidity was $92.7 million, including cash of $66.3 million and $26.4 million available for borrowing under our $100.0 million senior credit facility. Total debt represented 46% of our total capitalization at June 30, 2009. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

In February 2009, we executed an amendment to our $100.0 million credit facility that affected certain 2009 debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement. Debt covenants for years subsequent to 2009 were not affected by the amendment. Management believes, based on currently available information, that we will be able to meet the financial covenants in our credit facility through the end of 2009. Current market volatility, surrounding coal prices in particular, has made it extraordinarily difficult to forecast results for 2010 and beyond. Accordingly, the potential exists that we may not remain in compliance with certain covenants in 2010. We will seek a waiver or amendment from our lenders or pursue other alternatives for any period we believe we will not be in compliance.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. It is possible that, due to the financial position of one or more of our lenders in the credit facility, they will be unable to fund future borrowings. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

We currently expect our total capital expenditures will be approximately $90.0 million to $95.0 million in 2009, substantially all of which will be for equipment and infrastructure at our existing operations. Cash paid for capital expenditures was approximately $35.7 million for the six months ended June 30, 2009. We have funded and expect to continue to fund these capital expenditures from our internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through the second quarter of 2010. Although we expect to experience some periods of tight liquidity, we expect to be able to manage through such periods. To the extent necessary, management believes it has flexibility in the timing of the cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $14.9 million of cash paid for capital expenditures in the six months ended June 30, 2009 was attributable to our Central Appalachian operations. This amount represents investments of approximately $3.6 million in our Beckley mining complex and $2.7 million at Hazard, as well as additional investments of $8.6 million for upgrades at the remaining Central Appalachian operations. We paid approximately $12.6 million at our Northern Appalachian operations in the six months ended June 30, 2009, approximately $5.1 million of which was for investments at our Sentinel complex. Expenditures of approximately $5.8 million for our Illinois Basin operations were for development of a new mine portal and ongoing operations improvements. Approximately $2.4 million of cash paid for capital expenditures for the six months ended June 30, 2009 was within our Ancillary segment for safety equipment, as well as for various other upgrades.

On July 14, 2009, one of our customers elected to exercise contractual options that provided for early termination of two coal supply agreements in exchange for a payment of $18.0 million. Furthermore, we received an additional $9.0 million that represents the lost margin on pre-termination shipments that the customer was unable to accept. We received the $27.0 million payment on July 30, 2009.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the six months ended June 30, 2009, we spent $1.1 million to meet these standards and anticipate spending an additional $4.6 million for the remainder of 2009.

Cash Flows

Net cash provided by operating activities was $39.1 million for the six months ended June 30, 2009, an increase of $24.1 million from the same period in 2008. This increase is attributable to an increase in net income of $45.5 million, after adjustment for non-cash charges, partially offset by a $21.4 million decrease due to the change in net operating assets and liabilities.

For the six months ended June 30, 2009, net cash used in investing activities was $32.8 million compared to $51.7 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, $35.7 million of cash was used to upgrade and support existing mining operations compared to $55.4 million in the same period of 2008.

Net cash used in financing activities of $3.9 million for the six months ended June 30, 2009 was due to borrowings of $9.1 million used to finance equipment. Offsetting these borrowings were repayments on our short- and long-term debt of $12.3 million and deferred finance costs of $0.6 million paid to amend our credit facility.

Credit Facility and Long-term Debt Obligations

As of June 30, 2009 our total long-term indebtedness consisted of the following (in thousands):

June 30, 2009
9.00% Convertible Senior Notes, due 2012, net of debt discount of $15,347	$209,653
10.25% Senior Notes, due 2014	175,000
Equipment notes	52,473
Capital lease and other	4,996
Total	442,122
Less current portion	(17,769)
Long-term debt	$424,353

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation - factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility and equipment credit facility, will be adequate at least through the second quarter of 2010 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. Although we expect to experience some periods of tight liquidity, we expect to be able to manage through such periods. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling high-cost operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Our Convertible Senior Notes (the “Convertible Notes”) were not convertible as of June 30, 2009. In the event that the Convertible Notes were to become convertible and a significant number of the holders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Under these circumstances, we would look to WL Ross & Co. LLC, our banking group and other potential lenders to obtain short-term funding until such time that we could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors.

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

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Adoption of FSP FAS No. 157-4 did not have a material impact on our financial position, results of operations or cash flows.

Convertible Debt. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company determines the carrying amount of the liability component, which is based on the fair value of a similar liability (excluding any embedded conversion options). The resulting debt discount is amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. We have determined our non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of FSP APB 14-1 was as follows:

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital lease	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Additional paid-in capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended June 30, 2008			Six months ended June 30, 2008
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,201)	$(592)	$(8,793)	$(20,182)	$(1,182)	$(21,364)
Income tax (expense) benefit	(8,124)	224	(7,900)	(313)	447	134
Net income attributable to International Coal Group, Inc.	14,138	(368)	13,770	2,592	(735)	1,857
Earnings per share:
Basic	$0.09	$—	$0.09	$0.02	$(0.01)	$0.01
Diluted	$0.08	$—	$0.08	$0.02	$(0.01)	$0.01

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

Financial Instruments. In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF 07-5 did not have a material impact on our financial position, results of operations or cash flows.

Impairments. In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods that end after June 15, 2009. Adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not impact our financial position, results of operations or cash flows.

Fair Value Instruments. In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. FSP FAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS No. 107-1 and APB 28-1 did not impact our financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying our consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for events that occur after the balance sheet date, but before the issuance of the financial statements. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and disclosure of certain non-recognized subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations or cash flows.

Variable Interest Entities. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the first fiscal year beginning after November 15, 2009. We do not believe that adoption of SFAS No. 167 will materially impact our financial position, results of operations or cash flows.

FASB Codification. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles– a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 makes the FASB Accounting Standards Codification the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will not impact our financial condition, results of operations or cash flows.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of June 30, 2009, substantially all of our 2009 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures has been carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against us and certain of our subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against us and our subsidiary, Wolf Run Mining Company, one of our shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of our subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of us, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. We believe that we are appropriately insured for these and other potential claims, and we have fully paid our deductible applicable to our insurance policies. In addition to the dismissal of the McCloy claim, we have settled and dismissed five other actions. These settlements required the release of us, our subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions have sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The trial court overruled those plaintiffs’ objections to the settlement, and, although the West Virginia Supreme Court of Appeals refused to stay the effectiveness of the settlement, the plaintiffs’ petition for appeal to the West Virginia Supreme Court of Appeals was recently presented to the court. The court deferred its decision as to whether it will hear the appeal, pending its ruling on an unrelated case that shares similar issues. That case was decided on June 23, 2009, but the court has taken no further action on the plaintiffs' appeal in this case. We will vigorously defend ourselves against the remaining complaints and any appeal of any prior settlements.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, we provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order entered by the court. Pursuant to that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint modifies the plaintiffs’ allegations to apply to the reissued permit, rather than the original permit. The action will proceed in accordance with the scheduling order through November 2009, after which the court is expected to render a decision. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

On January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against us and certain of our officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with our November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of our public statements regarding our operating condition and safety record. On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff. We intend to vigorously defend the action.

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart permit. As expected, T.E.A.M. appealed the reinstatement. No hearing date has been set.

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

Listed below are risk factors that have been revised or added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Judicial rulings that restrict disposal of mining spoil material could significantly increase our operating costs, discourage customers from purchasing our coal and materially harm our financial condition and operating results.

Mining in the mountainous terrain of Appalachia typically requires the use of valley fills for the disposal of excess spoil (rock and soil material) generated by construction and mining activities. In our surface mining operations, we use mountaintop removal mining wherever feasible because it allows us to recover more tons of coal per acre and facilitates the permitting of larger projects, which allows mining to continue over a longer period of time than would be the case using other mining methods. Mountaintop removal mining, along with other methods of surface mining, depends on valley fills to dispose of mining spoil material. Construction of roads, underground mine portal sites, coal processing and handling facilities and coal refuse embankments or impoundments related to both surface and underground mining also require the development of valley fills. We obtain permits to construct and operate valley fills and surface impoundments from the Army Corps of Engineers (the “ACOE”) under the auspices of Section 404 of the federal Clean Water Act. Lawsuits challenging the ACOE’s authority to authorize surface mining activities under Nationwide Permit 21 (“NWP21”) or under more comprehensive individual permits have been instituted by environmental groups, which also advocate for changes in federal and state laws that would prevent or further restrict the issuance of such permits. Under the provisions of a Memorandum of Understanding executed on June 11, 2009 between the Environmental Protection Agency, the ACOE and the Department of the Interior, the ACOE intends to suspend the use of NWP21 for surface mining activities in Appalachia while NWP21 is modified to prohibit its use to authorize discharges of dredged or fill material into waters of the United States for surface coal mining activities in the Appalachian region of the following states: Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia.

In a March 2007 decision pertaining originally to certain Section 404 permits issued to Massey Energy Company, Judge Robert C. Chambers of the U.S. District Court for the Southern District of West Virginia ruled that the ACOE failed to adequately assess the impacts of surface mining on headwaters and approved mitigation that did not appropriately compensate for stream losses. Judge Chambers in June 2007 found that sediment ponds situated within a stream channel violated the prohibition against using the waters of the U.S. for waste treatment and further decided that using the reach of stream between a valley fill and the sediment pond to transport sediment-laden runoff is prohibited by the Clean Water Act. The ACOE along with several intervenors appealed Judge Chambers’ decisions to the Fourth Circuit Court of Appeals, which heard oral arguments in September 2008. A three-judge panel of the Fourth Circuit on February 13, 2009 reversed, vacated and remanded Judge Chambers’ March 2007 and June 2007 decisions in their entirety, ruling that the ACOE properly exercised its discretion in the permit review and approval process. On May 29, 2009 the Fourth Circuit Court of Appeals declined to rehear the case or to conduct a hearing en banc. The appellees have stated their intentions to appeal the February 13, 2009 decision to the U.S. Supreme Court.

A similar challenge to the ACOE Section 404 permit process was launched by environmental groups in Kentucky in December 2007 when a lawsuit was filed in federal court against the ACOE alleging that it wrongfully issued a Section 404 authorization for the expansion of ICG Hazard’s Thunder Ridge surface mine. Hazard intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order issued by the court on June 24, 2009. In accordance with that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint updates the plaintiffs’ allegation to challenge the reissued permit, rather than the original permit. The sequence of filings outlined in the scheduling order will continue through November 2009, after which the court is expected to render a decision. The Company currently has two subsidiaries in that jurisdiction of Kentucky that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal. See “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Federal or state legislation that restricts disposal of mining spoil material or coal refuse material could eliminate certain mining methods, significantly increase our operating costs and materially harm our financial condition and operating results.

Congress and state legislatures from time to time consider proposals that would effectively prohibit the placement of materials generated by coal mining into waters of the United States, which practice is essential to surface mining in central Appalachia. A prohibition against excess spoil placement in streams would essentially eliminate surface mining in steep terrain, thus rendering much of our coal reserves unmineable. Restrictions on the placement of coal refuse material in streams or in abandoned underground coal mines could limit the life of existing coal processing operations, potentially block new coal preparation plants and at minimum significantly increase our operating costs.

Reduced coal consumption by North American electric power generators could result in lower prices for our coal, which could reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Restrictions on the emission of greenhouse gases, including carbon dioxide, continue to be proposed and adopted by various legislative and regulatory bodies at federal, state and local levels of government. The intended effect of these restrictions is to discourage the combustion of fossil fuels in general and the generation of electricity by coal in particular in favor of "alternative sources" of energy which do not involve the combustion of fossil fuels. Most notably, on June 26, 2009 the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (House Bill 2454). If enacted, this Bill would create or expand myriad federal programs designed to reduce energy produced by burning fossil fuels and increase alternative energy sources. In particular, the Bill would reduce greenhouse gas emissions via a cap and trade system for larger emitters, including coal-fired power plants. A cap would be placed on overall U.S. greenhouse gas emissions beginning in 2012 and, compared to 2005 levels, would increasingly reduce emissions by 83 percent in 2050. The economic impact of the cost of this cap on coal users would be mitigated by allocating to electric utilities and certain other industries "free allowances" which would progressively decrease over time. The imposition of such a program may result in more electric power generators shifting from coal to natural gas-fired plants or alternative energy sources. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	2,165	$1.99	—	—
May 1, 2009 through May 31, 2009	—	—	—	—
June 1, 2009 through June 30, 2009	388	2.86
Total	2,553	$2.12	—	—

(1)
During the three months ended June 30, 2009, we withheld 2,553 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of shareholders on May 20, 2009. In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of three Class I directors for a term of three years expiring in 2012; (2) the approval of an amendment to our 2005 Equity and Performance Incentive Plan; (3) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 and (4) to consider a stockholder proposal regarding global warming. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for Director listed in the proxy statement were elected to hold office for a three-year term or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Maurice E. Carino, Jr.	133,209,444	2,152,879
Stanley N. Gaines	133,145,022	2,217,301
Samuel A. Mitchell	133,167,690	2,194,633

The following Directors remained in office: Cynthia B. Bezik, William J. Catacosinos, Bennett K. Hatfield, Wilbur L. Ross, Jr. and Wendy L. Teramoto.

2.	The amendment to our 2005 Equity and Performance Incentive plan was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER NON VOTES
85,878,205	11,548,243	115,440	37,820,435

3.
The ratification of the Board of Directors’ selection of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
134,223,749	452,317	686,257

4.	The stockholder proposal regarding global warming was not approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER NON VOTES
6,979,224	83,301,089	7,261,575	37,820,435

Item 6.	Exhibits

10-Q EXHIBIT INDEX

2.1
Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), ICG Merger Sub, Inc., Anker Merger Sub, Inc. and Anker Coal Group, Inc., dated as of June 30, 2005
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

2.4
Business Combination Agreement among International Coal Group, Inc. (n/k/a ICG, Inc.), ICG Holdco, Inc. (n/k/a International Coal Group, Inc.), CoalQuest Merger Sub LLC, CoalQuest Development LLC and the members of CoalQuest Development LLC, dated as of June 30, 2005
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
		(M	)

10.4	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan	(N	)

31.1	Certification of the Principal Executive Officer	(D	)

31.2	Certification of the Principal Financial Officer	(D	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(D	)

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

(D)	Filed herewith.

(E)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(F)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on June 26, 2006.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on May 8, 2007.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

(K)	Previously filed as an exhibit to Fairfax Financial Holdings Limited’s Amendment No. 1 to Form Schedule 13D filed on May 29, 2008.

(L)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.

(M)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.

(N)	Previously filed as Annex A to International Coal Group, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 1-32679) filed on April 15, 2009.

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

Date: August 6, 2009