Form 10-Q
period 2009-09-30
International Coal Group, Inc.
filed 2009-11-06
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2009—154,154,964.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,660	$63,930
Accounts receivable, net of allowances of $222 and $1,516	80,005	75,321
Inventories, net	78,576	58,788
Deferred income taxes	16,817	17,649
Prepaid insurance	3,020	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	8,834	10,893
Total current assets	284,923	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,039,934	1,069,297
DEBT ISSUANCE COSTS, net	9,576	10,462
ADVANCE ROYALTIES, net	18,061	17,462
OTHER NON-CURRENT ASSETS	6,701	5,435
Total assets	$1,359,195	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,665	$75,810
Short-term debt	269	4,741
Current portion of long-term debt and capital lease	17,998	15,319
Current portion of reclamation and mine closure costs	10,118	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	72,026	87,704
Total current liabilities	160,435	198,072

LONG-TERM DEBT AND CAPITAL LEASE	426,223	417,551
RECLAMATION AND MINE CLOSURE COSTS	69,812	68,107
EMPLOYEE BENEFITS	69,553	61,194
DEFERRED INCOME TAXES	56,489	49,403
BELOW-MARKET COAL SUPPLY AGREEMENTS	30,589	43,888
OTHER NON-CURRENT LIABILITIES	4,001	6,195
Total liabilities	817,102	844,410

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,159,183 and 154,151,862 shares issued and outstanding, respectively, as of September 30, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,542	1,533
Treasury stock	(14)	—
Additional paid-in capital	659,955	656,997
Accumulated other comprehensive loss	(5,028)	(5,157)
Retained deficit	(114,380)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	542,075	506,202
Noncontrolling interest	18	35
Total stockholders’ equity	542,093	506,237
Total liabilities and stockholders’ equity	$1,359,195	$1,350,647

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES:
Coal sales revenues	$246,788	$282,250	$775,281	$761,963
Freight and handling revenues	5,777	12,339	20,452	35,492
Other revenues	44,057	14,610	83,652	41,554
Total revenues	296,622	309,199	879,385	839,009
COSTS AND EXPENSES:
Cost of coal sales	208,083	240,204	647,372	666,598
Freight and handling costs	5,777	12,339	20,452	35,492
Cost of other revenues	12,724	9,690	28,690	27,847
Depreciation, depletion and amortization	26,996	24,227	79,294	70,878
Selling, general and administrative	5,351	8,396	24,632	27,051
(Gain) loss on sale of assets, net	2	(6,383)	(3,184)	(32,675)
Total costs and expenses	258,933	288,473	797,256	795,191
Income from operations	37,689	20,726	82,129	43,818
INTEREST EXPENSE, net	(13,409)	(9,455)	(39,641)	(30,819)
Income before income taxes	24,280	11,271	42,488	12,999
INCOME TAX EXPENSE	(5,566)	(1,949)	(9,674)	(1,815)
Net income	18,714	9,322	32,814	11,184
Net (income) loss attributable to noncontrolling interest	2	2	(23)	(3)
Net income attributable to International Coal Group, Inc.	$18,716	$9,324	$32,791	$11,181

Earnings per share:
Basic	$0.12	$0.06	$0.21	$0.07
Diluted	$0.12	$0.06	$0.21	$0.07
Weighted-average common shares outstanding:
Basic	152,998,598	152,761,955	152,869,195	152,587,831
Diluted	155,214,868	153,025,680	154,289,039	152,745,474

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,814	$11,184
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	79,294	70,878
Amortization of deferred finance costs and debt discount	5,183	4,559
Provision for bad debt	(1,294)	(522)
Compensation expense on equity instruments	2,967	3,216
Gain on sale of assets, net	(3,184)	(32,675)
Deferred income taxes	8,416	1,680
Amortization of accumulated postretirement benefit obligation	216	323
Changes in assets and liabilities:
Accounts receivable	(3,390)	(33,337)
Inventories	(19,788)	(7,172)
Prepaid expenses and other	20,438	3,007
Other non-current assets	246	1,969
Accounts payable	(14,779)	5,625
Accrued expenses and other	(15,798)	13,492
Reclamation and mine closure costs	1,231	(1,961)
Other liabilities	(1,532)	4,202
Net cash from operating activities	91,040	44,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,218	8,688
Additions to property, plant, equipment and mine development	(48,695)	(93,632)
Cash paid related to acquisitions and net assets acquired	—	(603)
(Deposits) withdrawals of restricted cash	(1,535)	18
Net cash from investing activities	(47,012)	(85,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(4,472)	—
Borrowings on long-term debt and capital lease	9,086	—
Repayments on long-term debt and capital lease	(13,682)	(3,828)
Purchases of treasury stock	(14)	—
Proceeds from stock options exercised	—	149
Debt issuance costs	(1,216)	(188)
Net cash from financing activities	(10,298)	(3,867)
NET CHANGE IN CASH AND CASH EQUIVALENTS	33,730	(44,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,660	$62,222

Supplemental information:
Cash paid for interest (net of amount capitalized)	$43,292	$35,859
Cash received for income taxes, net	$7,164	$—
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$8,576	$13,481
Purchases of property, plant, equipment and mine development through financing arrangements	$12,866	$17,294
Assets acquired through assumption of liabilities	$—	$17,464
Assets acquired through the exchange of coal reserves	$—	$22,608

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
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

The accompanying interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

(2) Summary of Significant Accounting Policies and General

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures on fair value measurements. Additionally, ASC 820 permitted delayed adoption for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. ASC 820 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive, provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and provided guidance on circumstances that may indicate that a transaction is not orderly. ASC 820 is effective for fiscal years beginning after November 15, 2007. Adoption of ASC 820 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Convertible Debt—In May 2008, the FASB issued ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 required the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company determines the carrying amount of the liability component, which is based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. ASC 470-20 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of ASC 470-20 was as follows:

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital lease	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Additional paid-in capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,837)	$(618)	$(9,455)	$(29,019)	$(1,800)	$(30,819)
Income tax expense	(2,183)	234	(1,949)	(2,496)	681	(1,815)
Net income attributable to International Coal Group, Inc.	9,708	(384)	9,324	12,300	(1,119)	11,181
Earnings per share:
Basic and diluted	$0.06	$—	$0.06	$0.08	$(0.01)	$0.07

Business Combinations—In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of ASC 805 will impact the accounting for the Company’s future business combinations, as well as for tax uncertainties and valuation allowances from prior acquisitions.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Noncontrolling Interests—In December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of ASC 810 impacted the presentation of noncontrolling interest in the Company’s balance sheets and statements of operations and cash flows. The impact of the changes in presentation was not material.

Derivative Instruments—In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under ASC 815, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of ASC 815 did not impact the footnotes accompanying the Company’s consolidated financial statements.

Share-Based Payments—In June 2008, the FASB issued ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260 is effective for fiscal years beginning after December 15, 2008. Adoption of ASC 260 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Financial Instruments—In June 2008, the FASB ratified ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. Adoption of ASC 815-40 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Impairments—In April 2009, the FASB issued ASC Topic 320, Investments–Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. Adoption of ASC 320 did not impact the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Fair Value Instruments—In April 2009, the FASB issued ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. ASC 825 is effective for interim reporting periods ending after June 15, 2009. Adoption of ASC 825 did not impact the Company’s financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying the Company’s consolidated financial statements. See Note 9.

Subsequent Events—In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes principles and requirements for events that occur after the balance sheet date, but before the issuance of the financial statements. ASC 855 requires disclosure of the date through which subsequent events have been evaluated and disclosure of certain non-recognized subsequent events. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities—In June 2009, the FASB issued ASC Topic 810, Consolidation (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 is effective as of the first fiscal year beginning after November 15, 2009. The Company does not believe that adoption of ASC 810 will materially impact its financial position, results of operations or cash flows.

FASB Codification—In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 makes the FASB Accounting Standards Codification the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. generally accepted accounting principles. ASC 105 is effective for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Corporate Vacation Policy—In June 2009, the Company changed its policy related to when employees are credited with vacation time. Under the original policy, employees earned their vacation in the year prior to vesting, and were vested with 100% of their annual vacation time on January 1st of each year. Under the revised policy, employees are vested in their vacation time ratably throughout the year as it is earned. If the Company continued to account for vacation under the old policy, it would have recognized additional cost of coal sales, cost of other revenues and selling, general and administrative expenses of $1,775, $102 and $113, respectively, for the three months ended September 30, 2009 and $5,323, $332 and $381, respectively, for the nine months ended September 30, 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Coal	$46,322	$28,436
Parts and supplies	34,305	32,159
Reserve for obsolescence–parts and supplies	(2,051)	(1,807)
Total	$78,576	$58,788

 (4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	September 30, 2009	December 31, 2008
Coal lands and mineral rights	$586,508	$586,512
Plant and equipment	604,719	571,083
Mine development	193,576	181,876
Land and land improvements	24,569	24,119
Coalbed methane well development costs	14,889	14,889
	1,424,261	1,378,479
Less accumulated depreciation, depletion and amortization	(384,327)	(309,182)
Net property, plant, equipment and mine development	$1,039,934	$1,069,297

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development was $27,431 and $25,852 for the three months ended September 30, 2009 and 2008, respectively, and $84,864 and $77,959 for the nine months ended September 30, 2009 and 2008, respectively.

In June 2008, the Company exchanged coal reserves with a third-party. In addition to reserves, the Company received $3,000 in cash. As a result, the Company recognized a pre-tax gain of $24,633 based upon the fair value of the underlying assets received in the exchange, which is included in gain on sale of assets in its statement of operations for the nine months ended September 30, 2008. Additionally, in September 2008, the Company exchanged certain property resulting in the recognition of a $975 pre-tax gain based upon the fair value of the underlying assets given up in the exchange. The gain is included in gain on sale of assets in the Company’s statement of operations for the three and nine months ended September 30, 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

(5) Debt

Long-Term Debt and Capital Lease

Long-term debt and capital lease consisted of the following:

	September 30, 2009	December 31, 2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $14,287 and $17,369, respectively	$210,713	$207,631
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	54,566	43,378
Capital lease and other	3,942	6,861
Total	444,221	432,870
Less current portion	(17,998)	(15,319)
Long-term debt and capital lease	$426,223	$417,551

Convertible senior notes—In 2007, the Company completed a private offering of $225,000 aggregate principal amount of 9.00% Convertible Senior Notes (the “Convertible Notes”) due 2012. The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the Convertible Notes on an ongoing basis. The Convertible Notes were not convertible as of September 30, 2009.

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
September 30, 2009
(Dollars in thousands, except per share amounts)

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

Effective January 1, 2009, the Company adopted ASC 470-20 (see Note 2). ASC 470-20 requires disclosure of the carrying amount of the equity component of the related convertible debt, as well as the interest expense resulting from amortization of the debt discount and interest expense recognized on the principal amount of the debt. As of September 30, 2009 and December 31, 2008, the equity component of the convertible debt was $13,517 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $1,060 and $946 for the three months ended September 30, 2009 and 2008, respectively, and $3,082 and $2,750 for the nine months ended September 30, 2009 and 2008, respectively. Interest expense on the principal amount of the Convertible Notes was $5,063 for each of the three month periods ended September 30, 2009 and 2008 and $15,189 for each of the nine month periods ended September 30, 2009 and 2008.

Credit facility—The Company has a $100,000 revolving credit facility (the “Credit Facility”) which matures on June 23, 2011. A maximum of $80,000 may be used for letters of credit. In September 2009, the Company executed an amendment to the Credit Facility that affected certain debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios for 2010 and thereafter. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement for 2010. Pursuant to the amendment, interest on the borrowings under the Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin of 2.75% to 3.50% or LIBOR plus an applicable margin of 3.75% to 4.50%, based on the Company’s leverage ratio. As of September 30, 2009, the Company had no borrowings outstanding and letters of credit totaling $73,551 outstanding, leaving $26,449 available for future borrowing capacity, and was in compliance with its financial covenants under the Credit Facility.

Equipment notes—The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of September 30, 2009, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.35%. At September 30, 2009, additional funds are available under the Company’s revolving equipment credit facility for terms up to 60 months with a current interest rate of 7.25%.

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
September 30, 2009
(Dollars in thousands, except per share amounts)

Short-Term Debt

The Company finances the majority of its insurance premiums, a portion of which is included in short-term debt. As of September 30, 2009, the interest rate applicable to the note was 5.60%. As of September 30, 2009 and December 31, 2008, the Company had $269 and $4,741, respectively, outstanding related to the financing of insurance premiums.

(6) Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2009 and 2008 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate for the three months ended September 30, 2009 increased to 24% from 17% for the three months ended September 30, 2008. The increase was primarily a result of the effect of income tax deductions for depletion of mineral rights on increased quarterly earnings. The effective income tax rate for the nine months ended September 30, 2009 increased to 22% from 14% for the nine months ended September 30, 2008. The increase was primarily a result of the effect of income tax deductions for depletion of mineral rights on increased projected earnings, combined with an increase in other non-deductible expenses and miscellaneous items.

(7) Employee Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$833	$651	$2,501	$1,955
Interest cost	437	407	1,311	1,220
Amortization of net loss	72	107	216	322
Benefit cost	$1,342	$1,165	$4,028	$3,497

The plan is unfunded, therefore, no contributions were made by the Company for the three and nine months ended September 30, 2009 and 2008.

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
September 30, 2009
(Dollars in thousands, except per share amounts)

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to International Coal Group, Inc.	$18,716	$9,324	$32,791	$11,181

Weighted-average common shares outstanding—basic	152,998,598	152,761,955	152,869,195	152,587,831
Incremental shares arising from:
Stock options	503,020	172,624	88,861	27,249
Restricted shares	1,529,555	91,101	1,246,964	130,394
Restricted stock units	183,695	—	84,019	—
Convertible notes	—	—	—	—
Weighted-average common shares outstanding—diluted	155,214,868	153,025,680	154,289,039	152,745,474

Earnings Per Share:
Basic	$0.12	$0.06	$0.21	$0.07
Diluted	$0.12	$0.06	$0.21	$0.07

Options to purchase 2,736,072 and 2,755,272 shares of common stock outstanding at September 30, 2009 have been excluded from the computation of diluted net income per share for the three and nine months, respectively, ended September 30, 2009 because their effect would have been anti-dilutive. Options to purchase 1,076,552 and 1,105,352 shares of common stock outstanding at September 30, 2008 have been excluded from the computation of diluted net income per share for the three and nine months, respectively, ended September 30, 2008 because their effect would have been anti-dilutive.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period was below the initial conversion price of $6.10 per share. Accordingly, there were no potentially dilutive shares related to the Convertible Notes at September 30, 2009 and 2008.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Long-term Debt—At September 30, 2009 and December 31, 2008, the Company had $225,000 aggregate principal amount of 9.00% Convertible Notes outstanding. The fair value of the Convertible Notes was approximately $239,220 and $114,683 as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the Company had $175,000 aggregate principal amount of 10.25% Senior Notes outstanding. The fair value of the Senior Notes was approximately $159,250 and $131,250 as of September 30, 2009 and December 31, 2008, respectively. The fair value of the Convertible Notes and Senior Notes were based upon their respective values in active markets.

The carrying value of the Company’s capital lease obligations and other debt approximate fair value at September 30, 2009 and December 31, 2008.

(10) Commitments and Contingencies

Guarantees and Financial Instruments with Off-balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling $115,118 as of September 30, 2009 to secure reclamation and other performance commitments. As of September 30, 2009, the Company has bank letters of credit outstanding of $73,551 under its Credit Facility.

Coal Supply Agreements—Purchase price allocated to the Company’s below-market coal supply agreements (sales contracts) acquired in acquisitions accounted for as business combinations were capitalized and are being amortized on the basis of coal to be shipped over the term of each respective contract. Value was allocated to these coal supply agreements based on discounted cash flows attributable to the difference between the below-market contract price and the prevailing market price at the date of acquisition. The net book value of the Company’s below-market coal supply agreements was $30,589 and $43,888 at September 30, 2009 and December 31, 2008, respectively. Amortization income on the below-market coal supply agreements was $443 and $1,626 for the three months ended September 30, 2009 and 2008, respectively, and $5,578 and $7,081 for the nine months ended September 30, 2009 and 2008, respectively. Amortization income is included in depreciation, depletion and amortization expense. Based on the expected shipments related to the remaining below-market contracts, the Company expects to record annual amortization income in each of the next five years as reflected in the table below.

Below-market contracts
2009 (remainder of year)	$699
2010	3,287
2011	3,287
2012	3,287
2013	3,287

         In June 2009, the Company terminated a below-market coal supply agreement and realized a $7,721 pre-tax non-cash gain. The gain is included in other revenues in the Company’s statement of operations for the nine months ended September 30, 2009.

In July 2009, one of the Company’s customers elected to exercise contractual options that provided for early termination of two related coal supply agreements. The Company received a $27,000 payment for early termination of the agreements and lost margin on pre-termination shipments. The income is included in other revenues in the Company’s statement of operations for the three and nine months ended September 30, 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. Some of the plaintiffs involved in one of the dismissed actions sought permission from the Supreme Court of Appeals of West Virginia to appeal the settlement, alleging that the settlement negotiated by the decedent’s estate should not have been approved by the trial court. The West Virginia Supreme Court of Appeals refused the petition for appeal by order entered September 3, 2009, rendering such settlement final. The Company will vigorously defend itself against the remaining complaints and any appeal of any prior settlements.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that the Company breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to the Company, which was not a party to the original contract. No new substantive claims were asserted. The Company answered the second amended complaint on October 13, 2009, denying all of the new claims. In late September 2009, Allegheny suspended deliveries from the Sycamore No. 2 mine, claiming excessive inventory at its Harrison station. The Sycamore No. 2 mine remains on idle status with no indication from the customer as to when shipments will resume.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “Corps”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect the Company’s interests. The Corps suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The Corps completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order entered by the court. Pursuant to that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint modifies the plaintiffs’ allegations to apply to the reissued permit, rather than the original permit. The action will proceed in accordance with the scheduling order through November 2009, after which the court is expected to render a decision. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine.

On January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding its operating condition and safety record. On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff. The Company has filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action.

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart permit. As expected, T.E.A.M. appealed the reinstatement. A hearing has been set for December 8, 2009.

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
September 30, 2009
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

Reportable segment results from continuing operations for the three and nine months ended September 30, 2009 and 2008 and segment assets as of September 30, 2009 and 2008 were as follows:

Three months ended September 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$197,567	$52,403	$22,099	$24,553	$296,622
Adjusted EBITDA	53,654	5,795	5,170	66	64,685
Depreciation, depletion and amortization	18,171	5,100	2,221	1,504	26,996
Capital expenditures	10,995	4,700	6,953	1,045	23,693
Total assets	724,037	181,497	48,644	405,017	1,359,195

Three months ended September 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$207,452	$57,589	$21,114	$23,044	$309,199
Adjusted EBITDA	36,779	3,796	3,924	454	44,953
Depreciation, depletion and amortization	16,004	5,078	1,658	1,487	24,227
Capital expenditures	32,937	9,456	2,898	1,270	46,561
Total assets	744,202	186,389	35,831	401,769	1,368,191
Goodwill	—	—	—	30,237	30,237

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Revenue in the Ancillary category consists primarily of $11,054 and $12,423 relating to the Company’s brokered coal sales and $11,810 and $5,799 relating to contract highwall mining and machine sales activities for the three months ended September 30, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $14,542 and $24,935 for the three months ended September 30, 2009 and 2008, respectively. Capital expenditures do not include $3,794 and $16,673 paid during the three months ended September 30, 2009 and 2008, respectively, related to capital expenditures accrued in prior periods.

Nine months ended September 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$574,718	$170,849	$62,570	$71,248	$879,385
Adjusted EBITDA	130,253	21,248	11,803	(1,881)	161,423
Depreciation, depletion and amortization	53,011	15,921	5,884	4,478	79,294
Capital expenditures	24,919	15,882	12,241	4,153	57,195
Total assets	724,037	181,497	48,644	405,017	1,359,195

Nine months ended September 30, 2008:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$536,956	$172,923	$60,399	$68,731	$839,009
Adjusted EBITDA	98,924	15,321	10,167	(9,716)	114,696
Depreciation, depletion and amortization	47,569	12,639	5,420	5,250	70,878
Capital expenditures	71,706	31,164	3,474	4,812	111,156
Total assets	744,202	186,389	35,831	401,769	1,368,191
Goodwill	—	—	—	30,237	30,237

Revenue in the Ancillary category consists primarily of $34,494 and $39,513 relating to the Company’s brokered coal sales and $22,668 and $15,577 relating to contract highwall mining and machine sales activities for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $21,442 and $30,775 for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures do not include $12,942 and $14,290 paid during the nine months ended September 30, 2009 and 2008, respectively, related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income attributable to International Coal Group, Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to International Coal Group, Inc.	$18,716	$9,324	$32,791	$11,181
Depreciation, depletion and amortization	26,996	24,227	79,294	70,878
Interest expense, net	13,409	9,455	39,641	30,819
Income tax expense	5,566	1,949	9,674	1,815
Noncontrolling interest	(2)	(2)	23	3
Adjusted EBITDA	$64,685	$44,953	$161,423	$114,696

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

(14) Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in its financial statements. The evaluation was conducted through November 6, 2009, the date of the filing of this Quarterly Report on Form 10-Q.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended September 30, 2009 and 2008 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$246,788	$282,250	$(35,462)	(13)%
Freight and handling revenues	5,777	12,339	(6,562)	(53)%
Other revenues	44,057	14,610	29,447	202%
Total revenues	$296,622	$309,199	$(12,577)	(4)%

Tons sold	4,136	4,794	(658)	(14)%
Coal sales revenue per ton	$59.67	$58.87	$0.80	1%

The following table depicts coal sales revenues by reportable segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$166,552	$198,812	$(32,260)	(16)%
Northern Appalachian	48,951	52,531	(3,580)	(7)%
Illinois Basin	20,230	18,530	1,700	9%
Ancillary	11,055	12,377	(1,322)	(11)%
Total coal sales revenues	$246,788	$282,250	$(35,462)	(13)%

The following table depicts tons sold by reportable segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,463	3,022	(559)	(18)%
Northern Appalachian	904	918	(14)	(2)%
Illinois Basin	564	619	(55)	(9)%
Ancillary	205	235	(30)	(13)%
Total tons sold	4,136	4,794	(658)	(14)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to a 14% decrease in tons sold. Offsetting the decrease in tons sold was an increase in sales realization per ton resulting from favorable pricing on contracts entered into throughout 2008.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended September 30, 2009 decreased over the same period in 2008, primarily due to an 18% decrease in tons sold, largely driven by decreased spot market sales. Partially offsetting the decrease in tons sold was an increase in sales realization of $1.85 per ton, which was driven by higher average contract prices of our coal.

Northern Appalachian. For the three months ended September 30, 2009, our Northern Appalachian coal sales revenues decreased due to a decrease in sales realization of $3.07 per ton, principally resulting from a decrease in sales of high-priced metallurgical coal, as well as a 2% decrease in tons sold, primarily due to reduced spot market sales.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended September 30, 2009 was primarily due to an increase in sales realization of $5.91 per ton, partially offset by a 9% decrease in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended September 30, 2009, our Ancillary coal sales revenues decreased 11% primarily, due to a 13% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was partially offset by increased realization of $1.28 per ton sold.

                Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the three months ended September 30, 2009 compared to the comparable period of 2008 primarily due to a decrease in sales volumes. Additionally, transportation rates and fuel surcharges have decreased as a result of decreased fuel prices.

               Other revenues—The increase in other revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was mainly due to a $27.0 million payment received for early termination of two related coal supply agreements and lost margin on pre-termination shipments, and to the sale of a highwall mining system during the three months ended September 30, 2009. Partially offsetting these increases were decreases in coalbed methane and contract mining revenues.

Costs and expenses

The following table depicts cost of operations for the three months ended September 30, 2009 and 2008 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$208,083	$240,204	$(32,121)	(13)%
Freight and handling costs	5,777	12,339	(6,562)	(53)%
Cost of other revenues	12,724	9,690	3,034	31%
Depreciation, depletion and amortization	26,996	24,227	2,769	11%
Selling, general and administrative expenses	5,351	8,396	(3,045)	(36)%
(Gain) loss on sale of assets	2	(6,383)	6,385	*
Total costs and expenses	$258,933	$288,473	$(29,540)	(10)%

Cost of coal sales per ton	$50.31	$50.10	$0.21	0%

  * not meaningful

The following table depicts cost of coal sales by reportable segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$140,854	$164,193	$(23,339)	(14)%
Northern Appalachian	44,491	50,494	(6,003)	(12)%
Illinois Basin	15,453	15,921	(468)	(3)%
Ancillary	7,285	9,596	(2,311)	(24)%
Cost of coal sales	$208,083	$240,204	$(32,121)	(13)%

Cost of coal sales—For the three months ended September 30, 2009, our cost of coal sales decreased compared to the three months ended September 30, 2008 primarily as a result of a 14% decrease in tons sold.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased primarily due to a 18% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales per ton from $54.32 per ton for the three months ended September 30, 2008 to $57.19 per ton for the three months ended September 30, 2009. The increase in cost of coal sales per ton is primarily due to increases in labor and benefit costs and royalties, taxes and fees. Labor and benefit costs increased on a per ton basis as a result of lower production volumes in 2009. Royalties, taxes and fees increased on a per ton basis for the three months ended September 30, 2009 due to increased sales realization on tons sold and increased royalty rates on certain leased reserves, as well as increased property tax obligations. Partially offsetting the increase in cost per ton was a decrease in fuel, lubricants and chemicals and contract labor costs.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales decreased due to a 2% decrease in tons sold coupled with a decrease in cost of coal sales per ton from $55.00 per ton for the three months ended September 30, 2008 to $49.21 per ton for the three months ended September 30, 2009. The decrease in cost per ton was primarily due to decreases in fuel, lubricants and chemicals, transportation, drilling and blasting and various other direct costs as a result of more favorable commodity pricing and production cutbacks in response to the weak market demand. Offsetting these decreases in cost per ton were increases in labor and benefit costs and contract labor costs.

Illinois Basin. For the three months ended September 30, 2009, cost of coal sales decreased due to a 9% decrease in tons sold, offset by an increase in cost of coal sales of $1.66 per ton. Cost of coal sales per ton increased as a result of an increase in labor and benefit costs. Labor and benefits increased for the three months ended September 30, 2009 due to an increase in the number of employees over the three months ended September 30, 2008.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the three months ended September 30, 2009 due to a 13% decrease in tons sold and a $5.27 decrease in cost per ton.

Cost of other revenues—For the three months ended September 30, 2009, cost of other revenues increased primarily due to costs related to the sale of a highwall mining system. The increase in cost of other revenues was partially offset by decreases in repairs and maintenance costs associated with our highwall mining activities and contract buyout payments that were made in the three months ended September 30, 2008, with no comparable costs in the three months ended September 30, 2009.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the three months ended September 30, 2009, primarily due to additional capital spending throughout 2008 and into 2009 and increased depletion expense resulting from increased mining of company-owned reserves. Additionally, amortization income decreased as contracted shipments on a below-market contract was terminated in 2009. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended September 30, 2009 decreased primarily due to the favorable resolution of certain legal matters and the recovery of a potential bad debt.

Gain on sale of assets—Gain on sale of assets decreased for the three months ended September 30, 2009 due to a $3.6 million gain related to the sale of a used highwall mining system during the comparable period in 2008.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 29 of this Quarterly Report on Form 10-Q and in Note 12 to our condensed consolidated financial statements for the three months ended September 30, 2009.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$53,654	$36,779	$16,875	46%
Northern Appalachian	5,795	3,796	1,999	53%
Illinois Basin	5,170	3,924	1,246	32%
Ancillary	66	454	(388)	(85)%
Total Adjusted EBITDA	$64,685	$44,953	$19,732	44%

Central Appalachian. Adjusted EBITDA for the three months ended September 30, 2009 increased compared to the three months ended September 30, 2008 primarily due to a $27.0 million payment received for early termination of two related coal supply agreements and lost margin on pre-termination shipments. Partially offsetting this increase was a $1.02 per ton decrease in profit margins and 559,000 fewer tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to increased profit margins of $2.72 per ton, offset by a decrease of approximately 14,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the three months ended September 30, 2009 resulting from an increase in sales realization of $5.91 per ton and a $1.66 increase in cost per ton, resulting in an increase in profit margins of $4.25 per ton.

Ancillary. The decrease in Adjusted EBITDA was primarily due to decreased revenue from coalbed methane wells and a decrease of approximately 30,000 tons sold related to the expiration of brokered coal contracts throughout 2008, as well as to decreased shipments on various remaining contracts. Partially offsetting these decreases were an increase in sales realization of $1.28 per ton and a $5.27 decrease in cost per ton, resulting in an increase in profit margin of $6.55 per ton.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$29,339	$20,280	$9,059	45%
Depreciation, depletion and amortization	18,171	16,004	2,167	14%
Interest expense, net	1,246	495	751	152%
Income tax expense	4,898	—	4,898	100%
Adjusted EBITDA	$53,654	$36,779	$16,875	46%

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$1,078	$(1,467)	$2,545	*
Depreciation, depletion and amortization	5,100	5,078	22	0%
Interest expense, net	200	187	13	7%
Income tax benefit	(581)	—	(581)	(100)%
Noncontrolling interest	(2)	(2)	—	0%
Adjusted EBITDA	$5,795	$3,796	$1,999	53%

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$2,241	$2,204	$37	2%
Depreciation, depletion and amortization	2,221	1,658	563	34%
Interest expense, net	31	62	(31)	(50)%
Income tax expense	677	—	677	100%
Adjusted EBITDA	$5,170	$3,924	$1,246	32%

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(13,942)	$(11,693)	$(2,249)	(19)%
Depreciation, depletion and amortization	1,504	1,487	17	1%
Interest expense, net	11,932	8,711	3,221	37%
Income tax expense	572	1,949	(1,377)	(71)%
Adjusted EBITDA	$66	$454	$(388)	(85)%

	Three months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$18,716	$9,324	$9,392	101%
Depreciation, depletion and amortization	26,996	24,227	2,769	11%
Interest expense, net	13,409	9,455	3,954	42%
Income tax expense	5,566	1,949	3,617	186%
Noncontrolling interest	(2)	(2)	—	0%
Adjusted EBITDA	$64,685	$44,953	$19,732	44%

              * not meaningful

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the nine months ended September 30, 2009 and 2008 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$775,281	$761,963	$13,318	2%
Freight and handling revenues	20,452	35,492	(15,040)	(42)%
Other revenues	83,652	41,554	42,098	101%
Total revenues	$879,385	$839,009	$40,376	5%

Tons sold	12,996	14,502	(1,506)	(10)%
Coal sales revenue per ton	$59.66	$52.54	$7.12	14%

The following table depicts coal sales revenues by reportable segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$526,245	$512,537	$13,708	3%
Northern Appalachian	157,887	157,528	359	0%
Illinois Basin	56,654	52,619	4,035	8%
Ancillary	34,495	39,279	(4,784)	(12)%
Total coal sales revenues	$775,281	$761,963	$13,318	2%

The following table depicts tons sold by reportable segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	7,712	8,908	(1,196)	(13)%
Northern Appalachian	2,959	2,969	(10)	0%
Illinois Basin	1,700	1,762	(62)	(4)%
Ancillary	625	863	(238)	(28)%
Total tons sold	12,996	14,502	(1,506)	(10)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a 14% increase in sales realization per ton resulting from favorable pricing on sales contracts entered into throughout 2008. Partially offsetting the impact of the improved realization per ton was a 10% decrease in tons sold, primarily a result of decreased participation in the spot market.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the nine months ended September 30, 2009 increased over the same period in 2008, primarily due to an increase in sales realization of $10.71 per ton, which was driven by higher average contract prices of our coal. Partially offsetting the increase in realization was a 13% decrease in tons sold, largely driven by decreased spot market sales.

Northern Appalachian. For the nine months ended September 30, 2009, our Northern Appalachian coal sales revenues and tons remained relatively consistent as compared to the nine months ended September 30, 2008.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the nine months ended September 30, 2009 was due to an increase in sales realization of $3.46 per ton, partially offset by a 4% decrease in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the nine months ended September 30, 2009, our Ancillary coal sales revenues decreased due to a 28% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease in tons sold was partially offset by an increase in sales realization of $9.70 per ton sold.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the nine months ended September 30, 2009 compared to the comparable period of 2008 primarily due to a decrease in sales volumes. Additionally, transportation rates and fuel surcharges have decreased as a result of decreased fuel prices.

Other revenues—The increase in other revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due to $34.9 million in payments for early termination of coal supply agreements and lost margin on pre-termination shipments and a $7.7 million gain on the termination of a below-market contract, as well as to the sale of a highwall mining system during the nine months ended September 30, 2009. Partially offsetting these increases were decreases in coalbed methane revenues and sales of scrap materials.

Costs and expenses

The following table depicts cost of operations for the nine months ended September 30, 2009 and 2008 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$647,372	$666,598	$(19,226)	(3)%
Freight and handling costs	20,452	35,492	(15,040)	(42)%
Cost of other revenues	28,690	27,847	843	3%
Depreciation, depletion and amortization	79,294	70,878	8,416	12%
Selling, general and administrative expenses	24,632	27,051	(2,419)	(9)%
Gain on sale of assets	(3,184)	(32,675)	29,491	90%
Total costs and expenses	$797,256	$795,191	$2,065	0%

Cost of coal sales per ton	$49.81	$45.96	$3.85	8%

The following table depicts cost of coal sales by reportable segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$436,827	$443,452	$(6,625)	(1)%
Northern Appalachian	141,614	147,488	(5,874)	(4)%
Illinois Basin	45,940	44,547	1,393	3%
Ancillary	22,991	31,111	(8,120)	(26)%
Cost of coal sales	$647,372	$666,598	$(19,226)	(3)%

Cost of coal sales—For the nine months ended September 30, 2009, our cost of coal sales decreased compared to the nine months ended September 30, 2008, primarily as a result of a 10% decrease in tons sold. Partially offsetting the decrease in tons sold was an 8% increase in cost per ton.

Central Appalachian. Our Central Appalachian segment cost of coal sales decreased primarily as a result of a 13% decrease in tons sold. The decrease in cost of coal sales due to decreased tons sold was partially offset by an increase in costs to $56.65 per ton for the nine months ended September 30, 2009 from $49.78 per ton for the nine months ended September 30, 2008. The increase in cost of coal sales per ton is primarily due to increases in labor and benefit costs and royalties, taxes and fees. Labor and benefit costs increased due to wage increases in the fourth quarter of 2008 in an effort to remain competitive in a tight labor market, lower production volumes associated with idled operations and an increase in high-dollar insurance claims over the nine months ended September 30, 2008. Royalties, taxes and fees increased on a per ton basis as a result of increased sales realization on tons sold and increased royalty rates on certain leased reserves.

Northern Appalachian. Cost of coal sales from our Northern Appalachian segment decreased for the nine months ended September 30, 2009 as a result of a decrease in costs of $1.82 per ton, while tons sold remained relatively consistent as compared to the nine months ended September 30, 2008. The decrease in cost per ton was primarily due to decreases in transportation, fuel, lubricants and chemicals and coal purchased for blending to meet customer specifications. Partially offsetting the decrease in cost per ton were increases in labor and benefits and contract labor costs.

Illinois Basin. For the nine months ended September 30, 2009, our Illinois Basin cost of coal sales increased as a result of an increase in costs of $1.74 per ton primarily due to increased labor and benefits costs. Labor and benefits increased subsequent to the third quarter of 2008 as a result of increased wages in an effort to retain skilled miners. Partially offsetting the increase in cost per ton was a 4% decrease in tons sold.

               Ancillary. Cost of coal sales from our Ancillary segment decreased for the nine months ended September 30, 2009 primarily due to decreased purchased coal costs related to the expiration of certain brokered coal contracts, as well as to decreased shipments on various remaining contracts throughout 2008 and into 2009.

Cost of other revenues—For the nine months ended September 30, 2009, cost of other revenues increased primarily due to costs related to the sale of a highwall mining system. Offsetting the increase in cost of other revenues was a decrease in coalbed methane gathering fees.

               Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the nine months ended September 30, 2009, primarily as a result of capital spending throughout 2008 and into 2009. Further impacting the increase was increased depletion expense resulting from increased mining of company-owned reserves, as well as a decrease in amortization income related to the completion or termination of shipments on certain below-market contracts. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased primarily due to the favorable resolution of certain legal matters and the recovery of a potential bad debt. Partially offsetting these decreases was an increase in legal and professional fees.

Gain on sale of assets—Gain on sale of assets decreased for the nine months ended September 30, 2009. In the comparable period of 2008, we recognized a $24.6 million pre-tax gain on exchange of coal reserves with a third-party and a $3.6 million gain related to the sale of a used highwall mining system.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 35 of this Quarterly Report on Form 10-Q and in Note 12 to our condensed consolidated financial statements for the nine months ended September 30, 2009.

The following table depicts Adjusted EBITDA by reportable segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$130,253	$98,924	$31,329	32%
Northern Appalachian	21,248	15,321	5,927	39%
Illinois Basin	11,803	10,167	1,636	16%
Ancillary	(1,881)	(9,716)	7,835	81%
Total Adjusted EBITDA	$161,423	$114,696	$46,727	41%

Central Appalachian. Adjusted EBITDA for the nine months ended September 30, 2009 increased compared to the nine months ended September 30, 2008 primarily due to $27.5 million received for early termination of coal supply agreements and lost margin on pre-termination shipments coupled with a $3.84 increase in profit margins. Partially offsetting these increases was a decrease of approximately 1.2 million tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was mainly due to a combination of an increase in sales realization of $0.30 per ton and a decrease of $1.82 in cost per ton, resulting in increased profit margins of $2.12 per ton.

Illinois Basin. Adjusted EBITDA increased during the nine months ended September 30, 2009 related to an increase in sales realization of $3.46 per ton and a $1.74 increase in cost per ton, resulting in an increase in profit margins of $1.72 per ton.

Ancillary. The increase in Adjusted EBITDA was primarily due to $7.4 million received for contract settlements and an increase in sales realization of $9.70 per ton, offset by a $0.75 increase in cost per ton, resulting in an increase in profit margins of $8.95 per ton. Further impacting the increase in Adjusted EBITDA from our Ancillary segment was increased contract mining revenue, offset by decreased revenue from coalbed methane wells and a decrease of approximately 238,000 tons sold related to the expiration of brokered coal contracts throughout 2008, as well as to decreased shipments of various remaining contracts.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$60,675	$49,961	$10,714	21%
Depreciation, depletion and amortization	53,011	47,569	5,442	11%
Interest expense, net	3,343	1,394	1,949	140%
Income tax expense	13,224	—	13,224	100%
Adjusted EBITDA	$130,253	$98,924	$31,329	32%

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$4,401	$2,194	$2,207	101%
Depreciation, depletion and amortization	15,921	12,639	3,282	26%
Interest expense, net	340	485	(145)	(30)%
Income tax expense	563	—	563	100%
Noncontrolling interest	23	3	20	667%
Adjusted EBITDA	$21,248	$15,321	$5,927	39%

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$4,505	$4,569	$(64)	(1)%
Depreciation, depletion and amortization	5,884	5,420	464	9%
Interest expense, net	175	178	(3)	(2)%
Income tax expense	1,239	—	1,239	100%
Adjusted EBITDA	$11,803	$10,167	$1,636	16%

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(36,790)	$(45,543)	$8,753	19%
Depreciation, depletion and amortization	4,478	5,250	(772)	(15)%
Interest expense, net	35,783	28,762	7,021	24%
Income tax expense (benefit)	(5,352)	1,815	(7,167)	*
Adjusted EBITDA	$(1,881)	$(9,716)	$7,835	81%

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$32,791	$11,181	$21,610	193%
Depreciation, depletion and amortization	79,294	70,878	8,416	12%
Interest expense, net	39,641	30,819	8,822	29%
Income tax expense	9,674	1,815	7,859	433%
Noncontrolling interest	23	3	20	667%
Adjusted EBITDA	$161,423	$114,696	$46,727	41%

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of September 30, 2009, our available liquidity was $124.1 million, including cash of $97.7 million and $26.4 million available for borrowing under our $100.0 million senior credit facility. Total debt represented 45.1% of our total capitalization at September 30, 2009. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

In September 2009, we executed an amendment to our $100.0 million credit facility that affected certain debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios for 2010 and thereafter. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement for 2010. Management believes, based on currently available information, that we will remain in compliance with the financial covenants in our credit facility.

   The unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions. At this time, our liquidity has not been materially impacted by the credit environment. However, CIT Group, Inc. (“CIT”), a participant in our credit facility, commenced a voluntary filing under Chapter 11 of the U.S. Bankruptcy Code on November 2, 2009. It is not certain whether CIT will honor its commitment to make loans under the credit facility or whether another lender under the credit facility might assume CIT’s commitment. Consequently, our ability to borrow under the credit facility may be adversely impacted if CIT is unable to fund its commitment and no other lender assumes its commitment. We believe this will not have a material adverse impact as we expect that commitments from other lenders under the credit facility, together with cash on hand and anticipated operating cash flows, will be sufficient to meet our near term capital requirements. We will continue to closely monitor our liquidity and the credit markets.

We currently expect our total capital expenditures will be approximately $90.0 million to $95.0 million in 2009, substantially all of which will be for equipment and infrastructure at our existing operations. Cash paid for capital expenditures was approximately $48.7 million for the nine months ended September 30, 2009. We have funded and expect to continue to fund these capital expenditures from our internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through 2010. To the extent necessary, management believes it has flexibility in the timing of the cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $18.6 million of cash paid for capital expenditures for the nine months ended September 30, 2009 was attributable to our Central Appalachian operations. This amount represents investments of approximately $4.2 million in our Beckley mining complex and $3.2 million at Hazard. We paid approximately $16.8 million at our Northern Appalachian operations in the nine months ended September 30, 2009, approximately $7.2 million of which was for investments at our Sentinel complex. Expenditures of approximately $10.2 million for our Illinois Basin operations were for development of a new mine portal and ongoing operations improvements. Approximately $3.1 million of cash paid for capital expenditures for the nine months ended September 30, 2009 was within our Ancillary segment, primarily for the upgrading of highwall mining machinery and the purchase of safety equipment.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the nine months ended September 30, 2009, we spent $1.6 million to meet these standards and anticipate spending an additional $4.5 million for the remainder of 2009.

Cash Flows

Net cash provided by operating activities was $91.0 million for the nine months ended September 30, 2009, an increase of $46.6 million from the same period in 2008. This increase is attributable to an increase in net income of $65.8 million, after adjustment for non-cash charges, partially offset by a $19.2 million decrease due to the change in net operating assets and liabilities. Included in net income for the nine months ended September 30, 2009 is $34.9 million received for early termination of coal supply agreements and lost margin on pre-termination shipments.

For the nine months ended September 30, 2009, net cash used in investing activities was $47.0 million compared to $85.5 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, $48.7 million of cash was paid for capital expenditures at existing mining and ancillary operations compared to $93.6 million in the same period of 2008.

Net cash used in financing activities of $10.3 million for the nine months ended September 30, 2009 was due to repayments on our short- and long-term debt of $18.2 million and finance costs of $1.2 million paid to amend our credit facility. Offsetting these repayments were borrowings of $9.1 million used to finance equipment.

Credit Facility and Long-term Debt Obligations

As of September 30, 2009 our total long-term indebtedness consisted of the following (in thousands):

September 30, 2009
9.00% Convertible Senior Notes, due 2012, net of debt discount of $14,287	$210,713
10.25% Senior Notes, due 2014	175,000
Equipment notes	54,566
Capital lease and other	3,942
Total	444,221
Less current portion	(17,998)
Long-term debt	$426,223

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility and equipment credit facility, will be adequate at least through the third quarter of 2010 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling high-cost operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engage in sale-leaseback transactions. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Our Convertible Senior Notes (the “Convertible Notes”) were not convertible as of September 30, 2009. In the event that the Convertible Notes were to become convertible and a significant number of the holders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Under these circumstances, we would look to WL Ross & Co. LLC, our banking group and other potential lenders to obtain short-term funding until such time that we could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors.

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures on fair value measurements. Additionally, ASC 820 permitted delayed adoption for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. ASC 820 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive, provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and provided guidance on circumstances that may indicate that a transaction is not orderly. ASC 820 is effective for fiscal years beginning after November 15, 2007. Adoption of ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

Convertible Debt—In May 2008, the FASB issued ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 required the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company determines the carrying amount of the liability component, which is based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. ASC 470-20 was effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and has been applied retrospectively for all periods presented. We have determined our non-convertible borrowing rate would have been 11.7% at issuance. The effect of adoption of ASC 470-20 was as follows:

	December 31, 2008
	As Previously Reported	Adjustment	As Adjusted
Property, plant, equipment and mine development	$1,068,146	$1,151	$1,069,297
Debt issuance costs, net	10,635	(173)	10,462
Total assets	1,349,669	978	1,350,647

Long-term debt and capital lease	434,920	(17,369)	417,551
Deferred tax liability	42,468	6,935	49,403
Total liabilities	854,844	(10,434)	844,410

Additional paid-in capital	643,480	13,517	656,997
Retained deficit	(145,066)	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	11,412	506,202
Total liabilities and stockholders’ equity	1,349,669	978	1,350,647

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,837)	$(618)	$(9,455)	$(29,019)	$(1,800)	$(30,819)
Income tax expense	(2,183)	234	(1,949)	(2,496)	681	(1,815)
Net income attributable to International Coal Group, Inc.	9,708	(384)	9,324	12,300	(1,119)	11,181
Earnings per share:
Basic and diluted	$0.06	$—	$0.06	$0.08	$(0.01)	$0.07

Business Combinations—In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment for certain specific acquisition-related items including: (i) expensing acquisition-related costs as incurred, (ii) valuing noncontrolling interests at fair value at the acquisition date and (iii) expensing restructuring costs associated with an acquired business. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied to any business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of ASC 805 will impact the accounting for our future business combinations, as well as for tax uncertainties and valuation allowances from prior acquisitions.

Noncontrolling Interests—In December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of ASC 810 impacted the presentation of noncontrolling interest in our balance sheets and statements of operations and cash flows. The impact of the changes in presentation was not material.

Derivative Instruments—In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under ASC 815, and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of ASC 815 did not impact the footnotes accompanying our consolidated financial statements.

Share-Based Payments—In June 2008, the FASB issued ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260 is effective for fiscal years beginning after December 15, 2008. Adoption of ASC 260 did not have a material impact on our financial position, results of operations or cash flows.

Financial Instruments—In June 2008, the FASB ratified ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. Adoption of ASC 815-40 did not have a material impact on our financial position, results of operations or cash flows.

Impairments—In April 2009, the FASB issued ASC Topic 320, Investments–Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009. Adoption of ASC 320 did not impact our financial position, results of operations or cash flows.

Fair Value Instruments—In April 2009, the FASB issued ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates. ASC 825 is effective for interim reporting periods ending after June 15, 2009. Adoption of ASC 825 did not impact our financial position, results of operations or cash flows; however, adoption did result in additional information being included in the footnotes accompanying our consolidated financial statements. See Note 9.

Subsequent Events—In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes principles and requirements for events that occur after the balance sheet date, but before the issuance of the financial statements. ASC 855 requires disclosure of the date through which subsequent events have been evaluated and disclosure of certain non-recognized subsequent events. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on our financial position, results of operations or cash flows.

Variable Interest Entities—In June 2009, the FASB issued ASC Topic 810, Consolidation (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 is effective as of the first fiscal year beginning after November 15, 2009. We do not believe that adoption of ASC 810 will materially impact our financial position, results of operations or cash flows.

FASB Codification—In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 makes the FASB Accounting Standards Codification the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. generally accepted accounting principles. ASC 105 is effective for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on our financial condition, results of operations or cash flows.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of September 30, 2009, substantially all of our 2009 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note 10 – Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q relating to certain legal proceedings, which information is incorporated herein by reference.

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

Mining in the mountainous terrain of Appalachia typically requires the use of valley fills for the disposal of excess spoil (rock and soil material) generated by construction and mining activities. In our surface mining operations, we use mountaintop removal mining wherever feasible because it allows us to recover more tons of coal per acre and facilitates the permitting of larger projects, which allows mining to continue over a longer period of time than would be the case using other mining methods. Mountaintop removal mining, along with other methods of surface mining, depends on valley fills to dispose of mining spoil material. Construction of roads, underground mine portal sites, coal processing and handling facilities and coal refuse embankments or impoundments related to both surface and underground mining also require the development of valley fills. We obtain permits to construct and operate valley fills and surface impoundments from the Army Corps of Engineers (the “Corps”) under the auspices of Section 404 of the federal Clean Water Act. Lawsuits challenging the Corps’s authority to authorize surface mining activities under Nationwide Permit 21 (“NWP21”) or under more comprehensive individual permits have been instituted by environmental groups, which also advocate for changes in federal and state laws that would prevent or further restrict the issuance of such permits. Under the provisions of a Memorandum of Understanding executed on June 11, 2009 between the Environmental Protection Agency, the Corps and the Department of the Interior, the Corps intends to suspend the use of NWP21 for surface mining activities in Appalachia while NWP21 is modified to prohibit its use to authorize discharges of dredged or fill material into waters of the United States for surface coal mining activities in the Appalachian region of the following states: Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia.

In a March 2007 decision pertaining originally to certain Section 404 permits issued to Massey Energy Company, Judge Robert C. Chambers of the U.S. District Court for the Southern District of West Virginia ruled that the Corps failed to adequately assess the impacts of surface mining on headwaters and approved mitigation that did not appropriately compensate for stream losses. Judge Chambers in June 2007 found that sediment ponds situated within a stream channel violated the prohibition against using the waters of the U.S. for waste treatment and further decided that using the reach of stream between a valley fill and the sediment pond to transport sediment-laden runoff is prohibited by the Clean Water Act. The Corps along with several intervenors appealed Judge Chambers’ decisions to the Fourth Circuit Court of Appeals, which heard oral arguments in September 2008. A three-judge panel of the Fourth Circuit on February 13, 2009 reversed, vacated and remanded Judge Chambers’ March 2007 and June 2007 decisions in their entirety, ruling that the Corps properly exercised its discretion in the permit review and approval process. On May 29, 2009 the Fourth Circuit Court of Appeals declined to rehear the case or to conduct a hearing en banc. The appellees have stated their intentions to appeal the February 13, 2009 decision to the U.S. Supreme Court.

A similar challenge to the Corps Section 404 permit process was launched by environmental groups in Kentucky in December 2007 when a lawsuit was filed in federal court against the Corps alleging that it wrongfully issued a Section 404 authorization for the expansion of ICG Hazard’s Thunder Ridge surface mine. Hazard intervened in the suit to protect our interests. The Corps suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The Corps completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order issued by the court on June 24, 2009. In accordance with that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint updates the plaintiffs’ allegation to challenge the reissued permit, rather than the original permit. The sequence of filings outlined in the scheduling order will continue through November 2009, after which the court is expected to render a decision. The Company currently has two subsidiaries in that jurisdiction of Kentucky that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal. See “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

   We must obtain governmental permits and approvals for mining operations, which can be a costly and time-consuming process, can result in restrictions on our operations and is subject to litigation that may delay or prevent us from obtaining necessary permits.

   Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Separately, the Clean Water Act requires permits for operations that discharge into waters of the United States. Valley fills and refuse impoundments are authorized under permits issued by the Corps. The Environmental Protection Agency (the “EPA”) has the authority, which it has rarely exercised until recently, to object to permits issued by the Corps. While the Corps is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the Corps decision and “veto” the permits. In September 2009, the EPA announced it had identified 79 pending permit applications for Appalachian surface coal mining, under a coordination process with the Corps and the United States Department of the Interior entered into in June 2009, that the EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These include four of our permit applications. While the EPA has stated that its identification of these 79 permits does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the Corps on these projects, it is unclear how long the further review will take for our four permits or what the final outcome will be. It is also unclear what impact this process may have on our future applications for surface coal mining permits. Permitting under the Clean Water Act has been a frequent subject of litigation by environmental advocacy groups that has resulted in periodic delays in such permits issued by the Corps. Additionally, certain operations (particularly preparation plants) have permits issued pursuant to the Clean Air Act and state counterpart laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial or revocation of required permits, which could have a material adverse impact on our financial condition, results of operations or cash flows.

Item 6.	Exhibits

10-Q EXHIBIT INDEX

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(A	)

3.2	Form of Second Amended and Restated By-laws of International Coal Group, Inc.	(B	)

4.1	Form of certificate of International Coal Group, Inc. common stock	(C	)

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
		(D	)

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
		(E	)

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
		(F	)

10.4
Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of September 28, 2009, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders
		(G	)

31.1	Certification of the Principal Executive Officer	(H	)

31.2	Certification of the Principal Financial Officer	(H	)

32.1	Certification Pursuant to §906 of the Sarbanes Oxley Act of 2002	(H	)

(A)	Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005.

(B)	Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005.

(C)
Previously filed as an exhibit to Amendment No. 3 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on September 28, 2005 and incorporated herein by reference.

(D)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(E)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on July 31, 2007.

(F)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K for filed on February 23, 2009.

(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K filed on September 29, 2009.

(H)	Filed herewith.

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

Date: November 6, 2009