Form 10-K/A
period 2008-12-31
International Coal Group, Inc.
filed 2009-12-18
CIK 1320934

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) to amend and restate certain information that was included in our original Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) as described below. For the convenience of the reader, this Amendment sets forth the entire 2008 Form 10-K. However, this Amendment amends and restates only Items 6, 7, 8 and 15 of Part II of the 2008 Form 10-K. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2008 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original February 27, 2009 filing date of the 2008 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2008 Form 10-K that we filed on February 27, 2009. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2008, we identified an error in the application of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), on our employee benefits liability. We had not previously recorded the unfunded status of our black lung obligation as a liability in our statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. As a result of this error, as of December 31, 2008, we overstated our employee benefits liability by approximately $4.6 million and accumulated other comprehensive loss by approximately $2.9 million and understated our deferred tax liability by approximately $1.7 million. As of December 31, 2007, we overstated our employee benefits liability by approximately $7.0 million and accumulated other comprehensive loss by approximately $4.4 million and understated our deferred tax liability by approximately $2.6 million. Additionally, comprehensive loss was understated by approximately $1.5 million for the year ended December 31, 2008 and overstated by approximately $2.3 million for the year ended December 31, 2007. We do not believe these errors are material to the consolidated financial statements. See Note 23 accompanying our consolidated financial statements for further information regarding adjustment of the applicable financial statement line items.

Additionally, as disclosed in the 2008 Form 10-K, we adopted two new accounting standards effective January 1, 2009 that require retrospective application. The revisions relate to the retrospective adoption of: Accounting Standards Codification (“ASC”) Subtopic 470-20-65-1, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“ASC 470-20-65-1”) (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)) and the provisions of ASC Subtopic 810-10-65-1, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51 (“ASC 810-10-65-1”) (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51). See Note 23 accompanying our consolidated financial statements for further information regarding the impact of adoption of ASC 470-20-65-1 and ASC 810-10-65-1.

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

ii

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

iii

PART I

Introduction

This report is both our 2008 annual report to stockholders and our 2008 Annual Report on Form 10-K/A required under the federal securities laws.

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

The following table provides summary information regarding our principal active operations as of December 31, 2008:

				Number and Type of Mines
Mining Complexes(1)	Location	Preparation Plants		Under- ground	Surface	Total	Mining Method (2)	Transportation	Tons Produced in 2008
									(in thousands)
Eastern	Cowen, WV	1		—	1	1	MTR, DL, TSL	Rail	3,234.5
Hazard	Hazard, KY	—		—	7	7	HW, MTR, TSL	Rail, Truck	4,055.9
Flint Ridge	Hazard, KY	1		3	—	3	R&P	Rail, Truck	1,056.0
Knott County	Kite, KY	1		3	—	3	R&P	Rail	948.4
Raven	Raven, KY	1		2	—	2	R&P	Rail	664.3
East Kentucky	Pike Co., KY	—		—	2	2	MTR, TSL	Rail	1,058.1
Beckley	Eccles, WV	1		1	—	1	R&P	Rail	531.8
Vindex Energy Corporation	Garrett Co., MD	1		—	3	3	CRM, TSL	Truck, Rail	939.1
Patriot Mining Company	Monongalia Co., WV	—		—	1	1	CTR, TSL	Barge, Rail, Truck	929.6
Wolf Run Mining Buckhannon Division	Upshur Co., WV	1		2	—	2	R&P	Rail, Truck	993.8
Sentinel	Barbour Co., WV	1	(3)	1	—	1	R&P	Rail	1,007.4
Powell Mountain	St. Charles, VA	1		1	—	1	R&P	Rail	100.3
Illinois	Williamsville, IL	1		1	—	1	R&P	Truck	2,261.0

(1)	Does not include Juliana, an inactive mining complex.
(2)	CRM = Cross Ridge Mining; CTR = Contour Mining; R&P = Room-and-pillar; MTR = Mountain Top Removal; DL = Dragline; HW = Highwall; TSL = Truck and Shovel/Loader.
(3)	A portion of the complex currently utilizes one circuit.

The following table provides the last three years annual production for each of our mining complexes and the average prices received for our coal:

	2008			2007		2006
Mining Complexes(1)	Tons Produced		Sales Realizations (2)	Tons Produced	Sales Realizations (2)	Tons Produced	Sales Realizations (2)
Eastern	3,234,517		$55.36	3,268,000	$42.15	3,048,800	$43.92
Hazard	4,055,874		$54.56	3,868,959	$45.04	3,709,924	$50.05
Flint Ridge	1,055,996		$55.05	1,306,428	$45.49	1,718,300	$50.81
Knott County	948,445		$52.57	1,039,714	$46.41	1,268,617	$51.51
Raven	664,265		$54.45	608,068	$48.30	246,570	$48.52
East Kentucky	1,058,092		$58.39	1,001,911	$51.42	1,255,522	$53.28
Beckley(3)	531,842		$106.66	39,748	$72.82	—	$—
Vindex Energy Corporation	939,141		$54.43	853,695	$36.83	1,062,925	$36.62
Patriot Mining Company	929,645		$40.56	885,108	$25.12	888,265	$23.52
Wolf Run Mining Buckhannon Division	993,807		$56.48	636,002	$41.94	820,688	$42.46
Sentinel	1,007,425		$60.73	681,814	$47.22	58,403	$41.25
Sycamore Group	—	(4)	$—	82,904	$30.14	347,241	$29.13
Powell Mountain(5)	100,322		$132.17	—	$—	—	$—
Illinois	2,261,028		$29.94	2,085,495	$29.84	2,084,193	$24.68
	17,780,399			16,357,846		16,509,448

(1)	Does not include Juliana, an inactive mining complex.
(2)	Excludes freight and handling revenue.
(3)	Beckley was in development until the fall of 2008.
(4)	The Sycamore No. 1 mine was depleted and reclaimed in 2007.
(5)	Powell Mountain was acquired in 2008.

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

In September 2008 the Sixth Circuit Court of Appeals partly affirmed and partly rejected a federal district court’s decision that had upheld EPA’s approval of Kentucky’s new anti-degradation regulations. Anti-degradation regulations prohibit diminution of water quality in streams. The circuit court upheld Kentucky’s methodology for designating high quality waters, even though environmental groups claimed the methodology resulted in too few high quality designations. The circuit court also affirmed Kentucky’s designation method on a water body-by-water body approach and rejected environmentalist claims that such designations must be conducted on a parameter by parameter basis. The court also upheld Kentucky’s exclusion of “impaired” waters from anti-degradation review. However, the circuit court struck down the district court’s approval of Kentucky’s alternative anti-degradation implementation procedures for coal mining. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K/A.

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

We are parties to a number of legal proceedings incidental to normal business activities, including several complaints related to the accident at our Sago mine, a breach of contract complaint by one of our customers related to the idling of our Sycamore No. 2 mine and class action lawsuits that allege that the registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. Some actions brought against us from time to time may have merit. There is always the potential that an individual matter or the aggregation of many matters could have an adverse effect on our financial condition, results of operations or cash flows. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K/A.

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

A similar challenge to the ACOE Section 404 permit process was launched by environmental groups in Kentucky in December 2007 when a lawsuit was filed in federal court against the ACOE alleging that it wrongfully issued a Section 404 authorization for the expansion of ICG Hazard’s Thunder Ridge surface mine. That permit was suspended on December 26, 2007 to allow the ACOE to review the documentation on which the permit decision was based. Subsequently, the AOCE requested supplemental information from ICG Hazard, which has been provided. All court proceedings are on hold in this case while the ACOE considers its decision. The Company currently has two subsidiaries in that jurisdiction of Kentucky that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K/A.

New government regulations as a result of recent mining accidents are increasing our costs.

Both the federal and state governments impose stringent health and safety standards on the mining industry. Regulations are comprehensive and affect nearly every aspect of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. As a result of past mining accidents, additional federal and state health and safety regulations have been adopted that have increased operating costs and affect our mining operations. State and federal legislation has been adopted that, among other things, requires additional oxygen supplies, communication and tracking devices, refuge chambers, stronger seal construction and monitoring standards and mine rescue teams. The legislation also raised the maximum civil penalty for certain violations of federal mine safety regulations to $220,000 from $60,000. We expect that new regulations or stricter enforcement of existing regulations will increase our costs related to worker health and safety. Additionally, we could be subject to civil penalties and other penalties if we violate mining regulations.

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

Our total consolidated long-term debt as of December 31, 2008 was approximately $417.6 million and represented approximately 45% of our total capitalization, excluding current indebtedness of approximately $20.1 million, as of that date.

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

There may be, in the future, potentially new or different accounting pronouncements or regulatory rulings, which could impact the way we are required to account for our securities, and which may have an adverse impact on our future financial condition and results of operations. With respect to our convertible notes, we are required under accounting principles generally accepted in the United States of America (“GAAP”) as presently in effect to include in outstanding shares for purposes of computing diluted earnings per share only a number of shares underlying the notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the notes. This is because of the “net share settlement” feature of the notes, under which we are required to pay the principal amount of the notes in cash. The accounting method for net share settled convertible securities was recently considered by the FASB, which issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1, which has been retrospectively applied in this Annual Report on Form 10-K/A, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion be accounted for separately. Adoption of FSP APB 14-1 resulted in us recognizing additional interest expense. See Note 23 accompanying the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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
	(Beckley)
White Wolf Energy, Inc.(2)	Unassigned	6.00	4.09	0.63	14,150	0.89	25.91	0.00
	(Big Creek)
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

The following table provides the “quality” (average moisture, ash and sulfur contents and Btu per pound) of our non-reserve coal deposits as of January 1, 2009:

		As Received Quality
Mining Operations	Assigned or Unassigned (1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO2/ million Btu’s
Northern Appalachia
Vindex Energy Corp.(3)	Unassigned	6.00	14.15	1.49	12,409	2.40
Wolf Run Mining Buckhannon Division(3)	Assigned	6.00	7.43	2.83	13,086	4.32
	Unassigned	6.00	9.00	1.20	13,000	1.85
Sentinel(3)	Assigned	6.00	8.30	1.40	13,100	2.14
	Unassigned	6.00	8.30	1.40	13,100	2.14
Upshur Property	Unassigned	6.00	43.00	2.00	8,000	5.00
Central Appalachia
Eastern	Assigned	6.00	12.20	1.20	12,400	1.94
Hazard	Assigned	6.00	13.51	1.07	11,880	1.79
Flint Ridge	Assigned	6.00	8.15	1.39	12,768	2.18
Knott County	Assigned	N/A	N/A	N/A	N/A	N/A
East Kentucky	Assigned	N/A	N/A	N/A	N/A	N/A
	(Mt. Sterling)
ICG Natural Resources	Assigned	7.00	7.78	0.63	12,609	1.01
	(Jennie Creek)
ICG Natural Resources	Unassigned	6.00	11.47	1.91	11,780	3.24
	(Martin Co., Muhlenberg Co.)
ICG Natural Resources	Unassigned (Mobil)	6.00	12.50	1.10	12,000	1.83
Powell Mountain	Unassigned	6.00	5.78	1.21	13,348	1.81
Beckley(2)	Unassigned	6.00	4.80	0.70	13,800	1.01
Juliana Mining Co., Inc.	Unassigned	6.00	7.50	0.82	13,100	1.25
White Wolf Energy, Inc.(2)	Unassigned	6.00	7.40	0.60	13,500	0.89
	(Big Creek)

		As received quality
Mining operations	Assigned or Unassigned (1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO2/ million Btu’s
Other
Illinois	Assigned	16.00	9.50	3.50	10,500	6.67
	(Viper)
ICG Natural Resources	Unassigned	13.00	9.00	3.00	11,000	5.45
	(Illinois)
ICG Natural Resources	Unassigned	N/A	8.00	0.40	5,650	1.42
	(Arkansas)
	Unassigned	6.00	13.00	3.50	11,700	5.98
	(California)
	Unassigned	6.00	8.40	2.50	12,650	3.95
	(Ohio)
	Unassigned	N/A	8.00	0.30	8,900	0.67
	(Montana)
	Unassigned	N/A	8.00	0.50	7,025	1.42
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

	International Coal Group, Inc.					Horizon (Predecessor to International Coal Group, Inc.)
	Year ended December 31, 2008(2)	Year ended December 31, 2007(2)	Year ended December 31, 2006(2)	Year ended December 31, 2005(2)	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004
Statement of Operations Data:
Coal sales revenues	$998,245	$770,663	$833,998	$619,038	$130,463	$346,981
Freight and handling revenues	45,231	29,594	18,890	8,601	880	3,700
Other revenues	53,260	48,898	38,706	22,852	5,648	22,841
Total revenues	1,096,736	849,155	891,594	650,491	136,991	373,522
Costs and Expenses:
Cost of coal sales and other revenues	918,655	766,158	769,332	510,097	113,527	306,429
Freight and handling costs	45,231	29,594	18,890	8,601	880	3,700
Depreciation, depletion and amortization	96,047	86,517	72,218	43,076	7,932	27,547
Selling, general and administrative	38,147	33,325	34,578	28,828	4,205	8,477
Gain on sale of assets	(32,518)	(38,656)	(1,125)	(502)	(10)	(226)
Impairment loss	37,428	170,402	—	—	—	—
Writedowns and special items						10,018
Total costs and expenses	1,102,990	1,047,340	893,893	590,100	126,534	355,945
Income (loss) from operations	(6,254)	(198,185)	(2,299)	60,391	10,457	17,577
Interest and Other Income (Expense):
Interest expense, net	(43,643)	(35,989)	(18,091)	(14,394)	(3,453)	(114,211
Reorganization items						(12,471)
Other, net	—	319	2,113	3,302	16	1,442
Total interest and other income (expense)	(43,643)	(35,670)	(15,978)	(11,092)	(3,437)	(125,240)
Income (loss) before income taxes	(49,897)	(233,855)	(18,277)	49,299	7,020	(107,663)
Income tax (expense) benefit	23,670	85,944	9,015	(16,986)	(2,660)	—
Net income (loss)	(26,227)	(147,911)	(9,262)	32,313	4,360	(107,663)
Net (income) loss attributable to noncontrolling interest	—	349	(58)	15	—	—
Net income (loss) attributable to International Coal Group, Inc.	$(26,227)	$(147,562)	$(9,320)	$32,328	$4,360	$(107,663)

	International Coal Group, Inc.					Horizon (Predecessor to International Coal Group, Inc.)
	Year ended December 31, 2008(2)	Year ended December 31, 2007(2)	Year ended December 31, 2006(2)	Year ended December 31, 2005(2)	Period from May 13, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004
Earnings Per Share(1):
Basic	$(0.17)	$(0.97)	$(0.06)	$0.29	$0.04	$—
Diluted	(0.17)	(0.97)	(0.06)	0.29	0.04	—
Weighted-Average Common Shares Outstanding(1) :
Basic	152,632,586	152,304,461	152,028,165	111,120,211	106,605,999	—
Diluted	152,632,586	152,304,461	152,028,165	111,161,287	106,605,999	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$63,930	$107,150	$18,742	$9,187	$23,967	$—
Total assets	1,350,647	1,303,363	1,316,891	1,051,403	457,045	539,606
Long-term debt and capital leases	432,870	391,248	180,035	45,462	175,681	29
Total liabilities	841,530	771,595	655,326	383,879	302,534	1,422,290
Total stockholders’ equity (members’ deficit)	509,117	531,768	661,565	667,524	154,511	(882,684)
Total liabilities and stockholders’ equity (members’ deficit)	1,350,647	1,303,363	1,316,891	1,051,403	457,045	539,606
Statement of Cash Flows Data:
Net cash from:
Operating activities	$78,729	$22,471	$55,591	$77,319	$30,264	$28,085
Investing activities	(124,040)	(126,907)	(160,769)	(104,713)	(329,168)	3,437
Financing activities	2,091	192,844	114,733	12,614	322,871	(32,381)
Capital expenditures	132,800	160,807	165,658	108,231	5,583	6,624

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

(2)	As restated. See Note 23 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that include numerous risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K/A under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial Data” and the audited and unaudited consolidated financial statements and notes thereto of International Coal Group, Inc. and its subsidiaries appearing elsewhere in this Annual Report on Form 10-K/A. Effective January 1, 2009, we adopted two accounting pronouncements that required retrospective application. The following discussion incorporates the retrospective application of FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51.

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

Coal Workers’ Pneumoconiosis

We are responsible under various federal statutes, and various states’ statutes, for the payment of medical and disability benefits to eligible employees resulting from occurrences of coal workers’ pneumoconiosis disease (black lung). Our operations are covered through a combination of participation in a state run program and insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarially determined amounts using a discount rate of 5.75% as of December 31, 2008. The discount rate assumption reflects the rates available on a hypothetical portfolio of high-quality fixed income debt instruments whose cash flows match the timing and amount of expected benefit payments. If we were to decrease our estimate of the discount rate to 4.75%, the present value of our black lung benefit liability would increase by approximately $13.7 million. If we were to increase our estimate of the discount rate to 6.75%, the present value of our black lung benefit liability would decrease by approximately $10.1 million. At December 31, 2008, we have recorded an accrual of $22.8 million for black lung benefits. Individual losses in excess of $0.5 million at the state level and $0.5 million at the federal level are covered by our large deductible stop loss insurance. Actual losses may differ from these estimates, which could increase or decrease our costs.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues, coal sales revenues by operating segment and tons sold by operating segment

The following table depicts revenues for the years ended December 31, 2008 and 2007 for the indicated categories:

	Year ended December 31,		Increase (Decrease)
	2008	2007	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$998,245	$770,663	$227,582	30%
Freight and handling revenues	45,231	29,594	15,637	53%
Other revenues	53,260	48,898	4,362	9%
Total revenues	$1,096,736	$849,155	$247,581	29%

Tons sold	18,914	18,343	571	3%
Coal sales revenue per ton	$52.78	$42.01	$10.77	26%

The following table depicts coal sales revenues by operating segment for years ended December 31, 2008 and 2007:

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$672,077	$512,352	$159,725	31%
Northern Appalachian	209,932	121,200	88,732	73%
Illinois Basin	69,796	60,368	9,428	16%
Ancillary	46,440	76,743	(30,303)	(39)%
Total coal sales revenues	$998,245	$770,663	$227,582	30%

The following table depicts tons sold by operating segment for the years ended December 31, 2008 and 2007:

	Year ended December 31,		Increase (Decrease)
	2008	2007	Tons	%
	(in thousands, except percentages)
Central Appalachian	11,617	11,323	294	3%
Northern Appalachian	3,937	3,291	646	20%
Illinois Basin	2,331	2,025	306	15%
Ancillary	1,029	1,704	(675)	(40)%
Total tons sold	18,914	18,343	571	3%

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

Adjusted EBITDA by Operating Segment

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for impairment charges and noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 81 of this Annual Report on Form 10-K/A and in Note 20 to our consolidated financial statements for the year ended December 31, 2008.

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

Reconciliation of Adjusted EBITDA to Net income (loss) by Operating Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by operating segment for the years ended December 31, 2008 and 2007:

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$47,244	$(184,372)	$231,616	126%
Depreciation, depletion and amortization	64,132	60,015	4,117	7%
Interest expense, net	2,145	1,397	748	54%
Income tax benefit	(6,335)	—	(6,335)	(100)%
Impairment loss	—	170,402	(170,402)	(100)%
Adjusted EBITDA	$107,186	$47,442	$59,744	126%

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$3,217	$(31,790)	$35,007	110%
Depreciation, depletion and amortization	17,884	9,467	8,417	89%
Interest expense, net	717	457	260	57%
Income tax benefit	(5,322)	—	(5,322)	(100)%
Impairment loss	7,191	—	7,191	100%
Noncontrolling interest	—	(349)	349	100%
Adjusted EBITDA	$23,687	$(22,215)	$45,902	207%

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$6,959	$8,714	$(1,755)	(20)%
Depreciation, depletion and amortization	7,342	6,527	815	12%
Interest expense, net	327	222	105	47%
Income tax expense	156	—	156	100%
Adjusted EBITDA	$14,784	$15,463	$(679)	(4)%

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Ancillary
Net income (loss) attributable to International Coal Group, Inc.	$(83,647)	$59,886	$(143,533)	(240)%
Depreciation, depletion and amortization	6,689	10,508	(3,819)	(36)%
Interest expense, net	40,454	33,913	6,541	19%
Income tax benefit	(12,169)	(85,944)	73,775	86%
Impairment loss	30,237	—	30,237	100%
Adjusted EBITDA	$(18,436)	$18,363	$(36,799)	(200)%

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Consolidated
Net loss attributable to International Coal Group, Inc.	$(26,227)	$(147,562)	$121,335	82%
Depreciation, depletion and amortization	96,047	86,517	9,530	11%
Interest expense, net	43,643	35,989	7,654	21%
Income tax benefit	(23,670)	(85,944)	62,274	72%
Impairment loss	37,428	170,402	(132,974)	(78)%
Noncontrolling interest	—	(349)	349	100%
Adjusted EBITDA	$127,221	$59,053	$68,168	115%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

The following table depicts revenues for the years ended December 31, 2007 and 2006 for the indicated categories:

	Year ended December 31,		Increase (Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$770,663	$833,998	$(63,335)	(8)%
Freight and handling revenues	29,594	18,890	10,704	57%
Other revenues	48,898	38,706	10,192	26%
Total revenues	$849,155	$891,594	$(42,439)	(5)%

Tons sold	18,343	19,371	(1,028)	(5)%
Coal sales revenue per ton	$42.01	$43.05	$(1.04)	(2)%

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

Adjusted EBITDA by Segment

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for impairment charges and noncontrolling interest. Adjusted EBITDA is calculated differently than the prior year in that it includes an adjustment for impairment charges. No impairment charges were incurred in the prior year. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 87 of this Annual Report on Form 10-K/A and in Note 20 to our consolidated financial statements for the year ended December 31, 2007.

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

Reconciliation of Adjusted EBITDA to Net income (loss) by Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by segment for the years ended December 31, 2007 and 2006:

	Year ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Central Appalachian
Net income (loss) attributable to International Coal Group, Inc.	$(184,372)	$59,620	$(243,992)	(409)%
Depreciation, depletion and amortization	60,015	48,050	11,965	25%
Interest expense, net	1,397	928	469	51%
Impairment loss	170,402	—	170,402	100%
Adjusted EBITDA	$47,442	$108,598	$(61,156)	(56)%

	Year ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Northern Appalachian
Net loss attributable to International Coal Group, Inc.	$(31,790)	$(47,907)	$16,117	34%
Depreciation, depletion and amortization	9,467	10,822	(1,355)	(13)%
Interest expense, net	457	441	16	4%
Noncontrolling interest	(349)	58	(407)	(702)%
Adjusted EBITDA	$(22,215)	$(36,586)	$14,371	39%

	Year ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Illinois Basin
Net income (loss) attributable to International Coal Group, Inc.	$8,714	$(1,978)	$10,692	541%
Depreciation, depletion and amortization	6,527	6,287	240	4%
Interest expense, net	222	167	55	33%
Adjusted EBITDA	$15,463	$4,476	$10,987	245%

	Year ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Ancillary
Net income (loss) attributable to International Coal Group, Inc.	$59,886	$(19,055)	$78,941	414%
Depreciation, depletion and amortization	10,508	7,059	3,449	49%
Interest expense, net	33,913	16,555	17,358	105%
Income tax benefit	(85,944)	(9,015)	(76,929)	(853)%
Adjusted EBITDA	$18,363	$(4,456)	$22,819	512%
	Year ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands, except percentages)
Consolidated
Net loss attributable to International Coal Group, Inc.	$(147,562)	$(9,320)	$(138,242)	* %
Depreciation, depletion and amortization	86,517	72,218	14,299	20%
Interest expense, net	35,989	18,091	17,898	99%
Income tax benefit	(85,944)	(9,015)	(76,929)	(853)%
Impairment loss	170,402	—	170,402	100%
Noncontrolling interest	(349)	58	(407)	(702)%
Adjusted EBITDA	$59,053	$72,032	$(12,979)	(18)%

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

We currently expect our total capital expenditures will be approximately $100.0 million in 2009, substantially all of which will be for equipment and infrastructure at our existing operations. Cash paid for capital expenditures was approximately $132.8 million for the year ended December 31, 2008. We have funded and will continue to fund these capital expenditures from our internal operations and with proceeds from our convertible notes offering in 2007. We believe that these sources of capital and our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation will be sufficient to fund our anticipated capital expenditures under our current budget plan through the end of 2009. Although we expect to experience some periods of tightening liquidity availability, we expect to be able to manage through such periods. To the extent necessary, management believes it has flexibility in the timing of the cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engaging in sale-leaseback transactions. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $86.1 million of 2008 cash paid for capital expenditures was attributable to Central Appalachian operations. This amount represents investments of approximately $44.7 million in our Beckley mining complex, as well as additional investments of $41.4 million for upgrades at the remaining Central Appalachian operations. We paid approximately $31.0 million at our Northern Appalachian operations in the year ended December 31, 2008, approximately $20.8 million of which was for development of our Sentinel and Tygart properties. Expenditures of approximately $4.9 million for our Illinois Basin operations were for ongoing operations improvements. Approximately $10.8 million of cash paid for capital expenditures for the year ended December 31, 2008 was within our Ancillary segment for safety equipment, as well as for upgrades at various other subsidiaries.

As a result of recent accidents in the mining industry, additional regulatory requirements were promulgated that will require additional capital expenditures to meet enhanced safety standards. For the year ended December 31, 2008, we spent $4.2 million to meet these standards and anticipate spending an additional $4.3 million in 2009.

Cash Flows

Net cash provided by operating activities was $78.7 million for the year ended December 31, 2008, an increase of $56.3 million from the same period in 2007. This increase is attributable to a decrease in net loss of $62.9 million after adjustment for non-cash charges offset by a decrease in net operating assets and liabilities of $6.7 million.

For the year ended December 31, 2008, net cash used in investing activities was $124.0 million compared to $126.9 million for the year ended December 31, 2007. For the year ended December 31, 2008, $132.8 million of cash was used for development and acquisition of new mining complexes and to support existing mining operations compared to $169.7 million in the same period 2007. Additionally, we collected proceeds from asset sales of $8.8 million during the year ended December 31, 2008 versus $46.5 million during the comparable period of 2007.

Net cash provided by financing activities of $2.1 million for the year ended December 31, 2008 was due to repayments on our short-term and long-term debt of $7.9 million. These amounts were offset by borrowings of $9.8 million provided by long-term and short-term notes entered into during the year and proceeds from stock options exercised of $0.1 million.

Net cash provided by operating activities was $22.5 million for the year ended December 31, 2007, a decrease of $33.1 million from 2006. This decrease is attributable to an increase in net operating assets and liabilities of $42.9 million offset by a decrease in net loss of $76.0 million after adjustment for non-cash charges.

For the year ended December 31, 2007, net cash used in investing activities was $126.9 million compared to $160.8 million for the year ended December 31, 2006. For 2007, $169.7 million of cash was used to support existing mining operations and for development of new mining complexes compared to $165.7 million in 2006. Investing activities for 2007 also included cash paid of $3.8 million representing contingency payments related to the Horizon acquisition as compared to $4.7 million in 2006. Additionally, we collected proceeds from asset sales of $46.5 million during the year ended December 31, 2007 versus $3.8 million during 2006.

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

Credit Facility and Long-Term Debt Obligations

As of December 31, 2008, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $17,369	$207,631
10.25% Senior Notes, due 2014	175,000
Equipment notes	43,378
Capital leases and other	6,861
Total	432,870
Less current portion	(15,319)
Long-term debt and capital leases	$417,551

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

Senior notes. In 2006, we sold $175.0 million aggregate principal amount of our 10.25% Senior Notes (the “Notes”) due July 15, 2014. Interest on the Notes is payable semi-annually in arrears on July 15 and January 15 of each year. The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries that are material or that guarantee our amended and restated credit facility. The Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of our and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of our subsidiaries that are not guarantors. We have the option to redeem all or a portion of the Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2012. At any time on or after July 15, 2010 and prior to July 15, 2012, we may also redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, we may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, we may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2008 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, capital lease and other obligations (1)	$57,990	$101,104	$286,703	$184,785	$630,582
Operating leases	87	82	—	—	169
Coal purchase obligations(2)	22,926	14,377	—	—	37,303
Diesel fuel purchase obligations(2)	73,753	—	—	—	73,753
Advisory Services Agreement(3)	2,000	3,500	—	—	5,500
Minimum royalties	10,111	19,640	16,636	37,004	83,391
Postretirement medical benefits	523	2,505	5,068	170,230	178,326
Total	$167,390	$141,208	$308,407	$392,019	$1,009,024

(1)	Amounts are inclusive of interest assuming interest rates of 10.25% for our senior notes, 9.0% for our convertible notes and ranging from 5.10% to 8.75% on our equipment notes.
(2)	Reflects estimates of obligations.
(3)	See “Certain relationships and related party transactions.”

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

Convertible Debt. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability (excluding any embedded conversion options). The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and would be applied retrospectively for all periods presented. We have determined our non-convertible borrowing rate would have been 11.7% at issuance of our convertible debt. See Note 23 accompanying our consolidated financial statements included in this Annual Report on Form 10-K/A for information regarding the effect of adoption of FSP APB 14-1.

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

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this new accounting requirement impacted the presentation of the noncontrolling interest in our balance sheets and statements of operations and cash flows. The impact of the changes in presentation was not material.

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

See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Summary of Equity Compensation Plans” on page 63 of this Annual Report on Form 10-K/A for information required by Item 201(d) of Regulation S-K.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K/A under Item 8:

Page
International Coal Group, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006	F-7

(b) Exhibits.

(i) See the Exhibit Index.

(c) Financial Statement Schedules.

Page
Schedule I—Condensed Financial Information of the Registrant	F-45

Schedule II—Valuation and Qualifying Accounts	F-49

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 (December 18, 2009 as to Note 23) expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the retrospective adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).

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

As discussed in Note 23 to the consolidated financial statements, the accompanying 2008 and 2007 consolidated financial statements have been retrospectively adjusted for the adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 27, 2009 (December 18, 2009 as to Note 23)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,930	$107,150
Accounts receivable, net of allowances of $1,516 and $539	75,321	83,765
Inventories, net	58,788	40,679
Deferred income taxes	17,649	5,000
Prepaid insurance	13,380	10,618
Income taxes receivable	8,030	8,854
Prepaid expenses and other	10,893	9,138
Total current assets	247,991	265,204

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,069,297	974,710
DEBT ISSUANCE COSTS, net	10,462	12,890
ADVANCE ROYALTIES, net	17,462	14,661
GOODWILL	—	30,237
OTHER NON-CURRENT ASSETS	5,435	5,661
Total assets	$1,350,647	$1,303,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,810	$70,042
Short-term debt	4,741	—
Current portion of long-term debt and capital leases	15,319	4,234
Current portion of reclamation and mine closure costs	11,139	7,333
Current portion of employee benefits	3,359	2,925
Accrued expenses and other	87,704	62,723
Total current liabilities	198,072	147,257

LONG-TERM DEBT AND CAPITAL LEASES	417,551	387,014
RECLAMATION AND MINE CLOSURE COSTS	68,107	78,587
EMPLOYEE BENEFITS	56,563	48,102
DEFERRED INCOME TAXES	51,154	62,905
BELOW-MARKET COAL SUPPLY AGREEMENTS	43,888	39,668
OTHER NON-CURRENT LIABILITIES	6,195	8,062
Total liabilities	841,530	771,595

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 153,322,245 and 152,992,109 shares, respectively, issued and outstanding	1,533	1,530
Additional paid-in capital	656,997	652,677
Accumulated other comprehensive loss	(2,277)	(1,530)
Retained deficit	(147,171)	(120,944)
Total International Coal Group, Inc. stockholders’ equity	509,082	531,733
Noncontrolling interest	35	35
Total stockholders’ equity	509,117	531,768
Total liabilities and stockholders’ equity	$1,350,647	$1,303,363

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Coal sales revenues	$998,245	$770,663	$833,998
Freight and handling revenues	45,231	29,594	18,890
Other revenues	53,260	48,898	38,706
Total revenues	1,096,736	849,155	891,594

COSTS AND EXPENSES:
Cost of coal sales	882,983	732,112	739,914
Freight and handling costs	45,231	29,594	18,890
Cost of other revenues	35,672	34,046	29,418
Depreciation, depletion and amortization	96,047	86,517	72,218
Selling, general and administrative	38,147	33,325	34,578
Gain on sale of assets	(32,518)	(38,656)	(1,125)
Goodwill impairment loss	30,237	170,402	—
Long-lived asset impairment loss	7,191	—	—
Total costs and expenses	1,102,990	1,047,340	893,893
Loss from operations	(6,254)	(198,185)	(2,299)
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(43,643)	(35,989)	(18,091)
Other, net	—	319	2,113
Total interest and other income (expense)	(43,643)	(35,670)	(15,978)
Loss before income taxes	(49,897)	(233,855)	(18,277)
INCOME TAX BENEFIT	23,670	85,944	9,015
Net loss	(26,227)	(147,911)	(9,262)
Net (income) loss attributable to noncontrolling interest	—	349	(58)
Net loss attributable to International Coal Group, Inc.	$(26,227)	$(147,562)	$(9,320)

Earnings per share:
Basic and diluted	$(0.17)	$(0.97)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	152,632,586	152,304,461	152,028,165

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation Restricted Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total International Coal Group, Inc. Stockholder’s’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance—December 31, 2005	152,321,908	$1,523	$632,897	$(4,622)	$—	$36,688	$666,486	$1,038	$667,524
Net income (loss)	—	—	—	—	—	(9,320)	(9,320)	58	(9,262)
Comprehensive loss	—	—	—	—	—	—	—	—	(9,262)
Effect of adoption of SFAS No. 158- postretirement benefit obligations, net of tax of $3,079	—	—	—	—	(3,846)	—	(3,846)	—	(3,846)
Effect of adoption of SFAS No. 158- black lung benefit obligations, net of tax of $1,312	—	—	—	—	2,119	—	2,119	—	2,119
Effect of adoption of EITF 04-6, net of tax of $400	—	—	—	—	—	(638)	(638)	—	(638)
Effect of adoption of SFAS No. 123(R)	—	—	(4,622)	4,622	—	—	—	—	—
Issuance of restricted stock and stock awards, net of forfeitures	584,580	6	(6)	—	—	—	—	—	—
Compensation expense on share-based awards	—	—	5,668	—	—	—	5,668	—	5,668
Balance—December 31, 2006	152,906,488	1,529	633,937	—	(1,727)	26,730	660,469	1,096	661,565
Net loss	—	—	—	—	—	(147,562)	(147,562)	(349)	(147,911)
Postretirement benefit obligation adjustments, net of tax of $1,362	—	—	—	—	(2,231)	—	(2,231)	—	(2,231)
Amortization of accumulated postretirement benefit obligation, net of tax of $109	—	—	—	—	174	—	174	—	174
Black lung benefit obligation adjustments, net of tax of $1,460	—	—	—	—	2,441	—	2,441	—	2,441
Amortization of black lung benefit obligation, net of tax of $115	—	—	—	—	(187)	—	(187)	—	(187)
Comprehensive loss	—	—	—	—	—	—	—	—	(147,714)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(712)	(712)
Effect of adoption of FIN 48	—	—	—	—	—	(112)	(112)	—	(112)
Issuance of restricted stock and stock awards, net of forfeitures	85,621	1	(1)	—	—	—	—	—	—
Compensation expense on share-based awards	—	—	5,224	—	—	—	5,224	—	5,224
Equity component of Convertible Senior Notes, due 2012	—	—	13,517	—	—	—	13,517	—	13,517
Balance—December 31, 2007	152,992,109	1,530	652,677	—	(1,530)	(120,944)	531,733	35	531,768
Net loss	—	—	—	—	—	(26,227)	(26,227)	—	(26,227)
Postretirement benefit obligation adjustments, net of tax of $727	—	—	—	—	530	—	530	—	530
Amortization of accumulated postretirement benefit obligation, net of tax of $214	—	—	—	—	216	—	216	—	216
Black lung benefit obligation adjustments, net of tax of $548	—	—	—	—	(903)	—	(903)	—	(903)
Amortization of black lung benefit obligation, net of tax of $358	—	—	—	—	(590)	—	(590)	—	(590)
Comprehensive loss	—	—	—	—	—	—	—	—	(26,974)
Issuance of restricted stock and stock awards, net of forfeitures	312,436	3	(3)	—	—	—	—	—	—
Stock options exercised	17,700	—	149	—	—	—	149	—	149
Compensation expense on share-based awards	—	—	4,174	—	—	—	4,174	—	4,174
Balance—December 31, 2008	153,322,245	$1,533	$656,997	$—	$(2,277)	$(147,171)	$509,082	$35	$509,117

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,227)	$(147,911)	$(9,262)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	96,047	86,517	72,218
Impairment loss	37,428	170,402	—
Write-off and amortization of deferred finance costs and debt discount	6,141	9,516	3,418
Amortization of accumulated employee benefit obligations	(518)	(19)	—
Compensation expense on share-based awards	4,174	5,224	5,668
Gain on sale of assets, net	(32,518)	(38,656)	(1,125)
Provision for bad debt	994	503	—
Deferred income taxes	(24,434)	(87,399)	3,239
Changes in Assets and Liabilities:
Accounts receivable	7,918	(13,606)	(5,885)
Inventories	(17,333)	(92)	(20,958)
Prepaid expenses and other	(3,545)	3,202	(10,201)
Other non-current assets	(2,744)	(457)	(2,553)
Accounts payable	7,116	12,588	(1,832)
Accrued expenses and other	24,677	11,648	12,268
Reclamation and mine closure costs	(5,281)	5,509	5,014
Other liabilities	6,834	5,502	5,582
Net cash from operating activities	78,729	22,471	55,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	8,786	46,524	3,782
Net proceeds from sale-leaseback	—	—	5,413
Additions to property, plant, equipment and mine development	(132,197)	(160,807)	(165,658)
Cash paid related to acquisitions, net	(603)	(12,717)	(4,721)
Withdrawals (deposits) of restricted cash	(26)	193	415
Distribution to joint venture	—	(100)	—
Net cash from investing activities	(124,040)	(126,907)	(160,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	6,310	26,082	10,375
Repayments on short-term debt	(1,569)	(45,368)	(20,400)
Borrowings on long-term debt	3,496	65,000	71,543
Repayments on long-term debt and capital leases	(6,295)	(68,585)	(112,418)
Debt issuance costs	—	(9,285)	(9,367)
Proceeds from stock options exercised	149	—	—
Proceeds from senior notes offering	—	—	175,000
Proceeds from convertible notes offering	—	225,000	—
Net cash from financing activities	2,091	192,844	114,733
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,220)	88,408	9,555
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,150	18,742	9,187
CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,930	$107,150	$18,742

Supplemental information:
Cash paid for interest (net of amount capitalized)	$36,193	$20,113	$4,898
Cash (paid) received for income taxes	$—	$2,971	$(150)

Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$12,942	$547	$5,145
Purchases of property, plant, equipment and mine development through financing arrangements	$40,708	$10,971	$26,175
Assets acquired through the assumption of liabilities	$17,464	$2,016	$—
Assets acquired through the exchange of property	$22,608	$—	$—

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

Pursuant to FSP APB 14-1, the Company’s convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has been accounted for as a component of equity.

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

Property, Plant, Equipment and Mine Development—Property, plant, equipment and mine development costs, including coal lands and mineral rights, are recorded at cost, which includes construction overhead and capitalized interest. Interest cost applicable to major asset additions is capitalized during the construction period and totaled $6,721 and $5,433 for the years ended December 31, 2008 and 2007, respectively. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Coal lands and mineral rights costs are depleted using the units-of-production method, based on estimated recoverable interest. Mine development costs are amortized using the units-of-production method, based on estimated recoverable interest. Other property, plant and equipment is depreciated using the straight-line method with estimated useful lives as follows:

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

Debt Issuance Costs—Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs related to the Company’s outstanding debt are amortized over the life of the related debt. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,428, $8,082 and $3,418, respectively, and is included in interest expense. Amortization expense for 2008, 2007 and 2006 includes $0, $5,348 and $1,369, respectively, representing deferred financing fees written-off as a result of amending and restating the Company’s prior credit agreements.

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

As prescribed by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), changes in the funded status of the postretirement benefit plan are recognized through other comprehensive income.

Workers’ Compensation and Black Lung Benefits—The Company is liable under federal and state laws to pay workers’ compensation and pneumoconiosis (black lung) benefits to eligible employees. The Company utilizes a combination of participation in a state run program and insurance policies. For black lung liabilities, provisions are made for actuarially determined estimated benefits. The Company follows SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 158 for purposes of accounting for and presentation of its black lung liabilities.

As prescribed by SFAS No. 158, changes in the funded status of the black lung obligation are recognized through other comprehensive income.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and would be applied retrospectively for all periods presented. See Note 23.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. See Note 23.

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

 INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

4.	PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

As of December 31, 2008 and 2007, property, plant, equipment and mine development are summarized by major classification as follows:

	2008	2007
Coal lands and mineral rights	$586,512	$594,034
Plant and equipment	571,083	442,530
Mine development	181,876	133,557
Land and land improvements	24,119	20,889
Coalbed methane well development costs	14,889	14,276
	1,378,479	1,205,286
Less accumulated depreciation, depletion and amortization	(309,182)	(230,576)
Net property, plant and equipment	$1,069,297	$974,710

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

9.	DEBT

Long-Term Debt and Capital Leases

As of December 31, 2008 and 2007, long-term debt and capital leases consisted of the following:

	2008	2007
9.00% Convertible Senior Notes, due 2012, net of debt discount of $17,369 and $21,082, respectively	$207,631	$203,918
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	43,378	12,330
Capital leases and other	6,861	—
Total	432,870	391,248
Less current portion	(15,319)	(4,234)
Long-term debt	$417,551	$387,014

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Senior notes—In 2006, the Company sold $175,000 aggregate principal amount of the Company’s 10.25% Senior Notes (the “Notes”) due July 15, 2014. Interest on the Notes is payable semi-annually in arrears on July 15 and January 15 of each year. The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s amended and restated credit facility. The Notes and the guarantees rank equally with all of the Company’s and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not guarantors. The Company has the option to redeem all or a portion of the Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2012. At any time on or after July 15, 2010 and prior to July 15, 2012, we may also redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, the Company may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Future maturities of long-term debt and capital leases are as follows as of December 31, 2008:

Year ending December 31:
2009	$15,319
2010	11,771
2011	9,839
2012	232,936
2013	5,306
Thereafter	175,068
Total	450,239
Less debt discount	(17,369)
Total	$432,870

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

At December 31, 2008 and 2007, the accrued reclamation and mine closure costs are included in the accompanying consolidated balance sheets as follows:

	2008	2007
Current portion of reclamation and mine closure costs	$11,139	$7,333
Non-current portion of Reclamation and mine closure costs (non-current)	68,107	78,587
Total	$79,246	$85,920

11.	INCOME TAXES

The income tax benefit for the years ended December 31, 2008, 2007 and 2006 are comprised of the following:

	2008	2007	2006
Current:
Federal	$374	$1,046	$(11,487)
State	390	409	(767)
	764	1,455	(12,254)
Deferred:
Federal	(21,877)	(75,684)	2,637
State	(2,557)	(11,715)	602
	(24,434)	(87,399)	3,239
Income tax benefit	$(23,670)	$(85,944)	$(9,015)

The following table presents the difference between the income tax benefit in the accompanying statements of operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income and losses before income taxes for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal income tax benefit computed at statutory rate	$(17,464)	$(81,727)	$(6,397)
State income tax expense (net of federal tax benefits) computed at statutory rate	(1,414)	(7,345)	(108)
Percentage depletion in excess of tax basis at statutory rate	(6,477)	(1,784)	(3,084)
Penalties	1,869	—	—
Goodwill impairment	(490)	4,046	—
Other	306	866	574
Income tax benefit	$(23,670)	$(85,944)	$(9,015)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are summarized as follows:

	2008	2007
Deferred tax assets:
Accrued employee benefits	$22,772	$20,695
Accrued reclamation and closure	30,274	31,271
Below-market contracts	15,691	16,777
NOL carryover	68,909	48,637
Goodwill	53,960	40,501
Other	19,705	11,100
	211,311	168,981
Deferred tax liabilities:
Property, coal lands and mine development costs	(232,937)	(212,474)
Other	(11,879)	(14,412)
	(244,816)	(226,886)
Net deferred tax liability	$(33,505)	$(57,905)

Classified in balance sheet:
Deferred income taxes—current	$17,649	$5,000
Deferred income taxes—non-current	(51,154)	(62,905)
Total	$(33,505)	$(57,905)

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

The Company recorded valuation allowances of $2,396 and $1,588 at December 31, 2008 and 2007, respectively, against certain state NOL carryforwards that, more likely than not, are expected to expire without being utilized.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

12.	EMPLOYEE BENEFITS

Employee benefits at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Postretirement benefits	$27,974	$25,024
Black lung benefits	22,824	17,758
Workers’ compensation benefits	7,847	6,781
Coal Act benefits	1,277	1,464
Total	59,922	51,027
Less current portion	3,359	2,925
Employee benefits—non-current	$56,563	$48,102

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

Postretirement benefit information for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$25,024	$18,331
Service cost	2,607	2,057
Interest cost	1,627	1,054
Actuarial (gain) loss	(1,257)	3,593
Benefits paid	(27)	(11)
Accumulated benefit obligation at end of period	27,974	25,024
Fair value of plan assets at end of period	—	—
Net liability	$27,974	$25,024

The changes in the actuarial loss that are included in accumulated other comprehensive income were as follows:

	2008	2007
Balance at beginning of year	$10,235	$6,925
Actuarial (gain) loss	(1,257)	3,593
Amortization of actuarial loss	(430)	(283)
Balance at end of year	$8,548	$10,235

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

The Company expects to recognize $288 of the net actuarial loss as a component of the net periodic benefit cost during 2009. Components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net periodic benefit cost:
Service cost	$2,607	$2,057	$1,297
Interest cost	1,627	1,054	668
Amortization of actuarial loss	430	283	56
Benefit cost	$4,664	$3,394	$2,021

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides for a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company accounts for the subsidy as prescribed by FSP FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). As of December 31, 2008, the Company determined the effects of the Act resulted in a $426 reduction of its postretirement benefit obligation. The Act is expected to result in a $113 reduction of the Company’s postretirement benefit cost for the year ended December 31, 2009. The effect on the Company’s postretirement benefit cost components includes reductions of $65, $27 and $21 to the service cost, interest cost and amortization of accumulated postretirement benefit obligation, respectively.

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

Black lung benefit information for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$17,758	$17,598
Service cost	2,045	2,799
Interest cost	1,611	1,262
Actuarial (gain) loss	1,451	(3,901)
Benefits paid	(41)	—
Accumulated benefit obligation at end of period	22,824	17,758
Fair value of plan assets at end of period	—	—
Net liability	$22,824	$17,758

The changes in the actuarial gain that are included in accumulated other comprehensive income were as follows:

	2008	2007
Balance at beginning of year	$(7,030)	$(3,431)
Actuarial (gain) loss	1,451	(3,901)
Amortization of actuarial gain	948	302
Balance at end of year	$(4,631)	$(7,030)

The Company expects to recognize $390 of the net actuarial gain as a component of the net periodic benefit cost during 2009. Components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net periodic benefit cost:
Service cost	$2,045	$2,799	$3,032
Interest cost	1,611	1,262	1,052
Amortization of actuarial (gain) loss	(948)	(302)	160
Benefit cost	$2,708	$3,759	$4,244

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Estimated future benefit payments for the years indicated ending after December 31, 2008 are as follows:

2009	$230
2010	396
2011	408
2012	570
2013	924
2014 – 2018	8,610
Total	$11,138

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

Reconciliations of the weighted-average shares used to compute basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net loss attributable to International Coal Group, Inc.	$(26,227)	$(147,562)	$(9,320)

Average common shares outstanding—Basic	152,632,586	152,304,461	152,028,165
Incremental shares arising from stock options	—	—	—
Incremental shares arising from restricted shares	—	—	—
Incremental shares arising from convertible notes	—	—	—
Average common shares outstanding—Diluted	152,632,586	152,304,461	152,028,165

Earnings Per Share:
Basic and Diluted	$(0.17)	$(0.97)	$(0.06)

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

Reportable segment results for continuing operations for the year ended December 31, 2008 and segment assets as of December 31, 2008 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$702,958	$230,660	$79,682	$83,436	$1,096,736
Adjusted EBITDA	107,186	23,687	14,784	(18,436)	127,221
Depreciation, depletion and amortization	64,132	17,884	7,342	6,689	96,047
Impairment losses	—	7,191	—	30,237	37,428
Capital expenditures	112,617	41,760	7,148	11,070	172,595
Total assets	751,986	184,846	40,850	372,965	1,350,647

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

Reportable segment results for continuing operations for the year ended December 31, 2007 and segment assets as of December 31, 2007 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$530,255	$133,284	$68,440	$117,176	$849,155
Adjusted EBITDA	47,442	(22,215)	15,463	18,363	59,053
Depreciation, depletion and amortization	60,015	9,467	6,527	10,508	86,517
Impairment losses	170,402	—	—	—	170,402
Capital expenditures	129,353	37,940	2,639	11,695	181,627
Total assets	653,620	161,350	37,861	450,532	1,303,363
Goodwill	—	—	—	30,237	30,237

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

Adjusted EBITDA represents net income before deducting interest expense, income taxes, depreciation, depletion, amortization, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2008	2007	2006
Net loss attributable to International Coal Group, Inc.	$(26,227)	$(147,562)	$(9,320)
Depreciation, depletion and amortization	96,047	86,517	72,218
Interest expense, net	43,643	35,989	18,091
Income tax benefit	(23,670)	(85,944)	(9,015)
Impairment loss	37,428	170,402	—
Noncontrolling interest	—	(349)	58
Adjusted EBITDA	$127,221	$59,053	$72,032

21.	SUPPLEMENTARY GUARANTOR INFORMATION

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

22.	QUARTERLY DATA

The following is a summary of selected quarterly financial information (unaudited):

	2008
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$251,925	$277,885	$309,199	$257,727
Income (loss) from operations	(7,369)	30,461	20,726	(50,072)
Net income (loss) attributable to International Coal Group, Inc.	(11,913)	13,770	9,324	(37,408	)(1)
Basic earnings per common share	$(0.08)	$0.09	$0.06	$(0.24)
Diluted earnings per common share	$(0.08)	$0.08	$0.06	$(0.24)

	2007
	Three months ended March 31	Three months ended June 30	Three months ended September 30		Three months ended December 31
Revenue	$228,314	$208,050	$207,829		$204,962
Income (loss) from operations	(8,815)	(10,850)	10,230		(188,750)
Net loss attributable to International Coal Group, Inc.	(8,068)	(10,234)	(1,513	)(1)	(127,747	)(1)
Basic earnings per common share	$(0.05)	$(0.07)	$(0.01)		$(0.84)
Diluted earnings per common share	$(0.05)	$(0.07)	$(0.01)		$(0.84)

(1)
Net loss attributable to International Coal Group, Inc. for the three months ended December 31, 2008, September 30, 2007 and December 31, 2007 increased $458, $230 and $298, respectively, due to the Company’s retrospective adoption of FSP APB 14-1. See Note 23.

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

23.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND EFFECT OF ADOPTION OF ACCOUNTING PRONOUNCEMENTS

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2008, the Company identified an error in the application of SFAS No. 158 on its employee benefits liability. The Company had not previously recorded the unfunded status of its black lung obligation as a liability in its statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. This error resulted in an overstatement of the employee benefits liability and accumulated other comprehensive loss and an understatement of the deferred tax liability as of December 31, 2008 and 2007. Additionally, comprehensive loss was understated by $1,493 for the year ended December 31, 2008 and overstated by $2,254 for the year ended December 31, 2007. The Company does not believe these errors are material to the consolidated financial statements.

Additionally, effective January 1, 2009, the Company adopted FSP APB 14-1. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company retrospectively adjusted its consolidated financial statements for the years ended December 31, 2008 and 2007 to reflect the adoption of FSP APB 14-1. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance of its convertible debt.

The effect of correcting for the application of SFAS No. 158 and the adoption of FSP APB 14-1 was as follows:

Consolidated Balance Sheets	As Originally Filed	Correction for Application of SFAS No. 158	Adjustment for Adoption of FSP APB 14-1	As Restated
December 31, 2008
Property, plant, equipment and mine development	$1,068,146	$—	$1,151	$1,069,297
Debt issuance costs, net	10,635	—	(173)	10,462
Total assets	1,349,669	—	978	1,350,647

Long-term debt and capital lease	434,920	—	(17,369)	417,551
Employee benefits	61,194	(4,631)	—	56,563
Deferred tax liability	42,468	1,751	6,935	51,154
Total liabilities	854,844	(2,880)	(10,434)	841,530

Additional paid-in capital	643,480	—	13,517	656,997
Accumulated other comprehensive loss	(5,157)	2,880	—	(2,277)
Retained deficit	(145,066)	—	(2,105)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	494,790	2,880	11,412	509,082
Total liabilities and stockholders’ equity	1,349,669	—	978	1,350,647

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Consolidated Balance Sheets	As Originally Filed	Correction for Application of SFAS No. 158	Adjustment for Adoption of FSP APB 14-1	As Restated
December 31, 2007
Property, plant, equipment and mine development	$974,334	$—	$376	$974,710
Debt issuance costs, net	13,466	—	(576)	12,890
Total assets	1,303,563	—	(200)	1,303,363

Long-term debt and capital lease	408,096	—	(21,082)	387,014
Employee benefits	55,132	(7,030)	—	48,102
Deferred tax liability	52,355	2,657	7,893	62,905
Total liabilities	789,157	(4,373)	(13,189)	771,595

Additional paid-in capital	639,160	—	13,517	652,677
Accumulated other comprehensive loss	(5,903)	4,373	—	(1,530)
Retained deficit	(120,416)	—	(528)	(120,944)
Total International Coal Group, Inc. stockholders’ equity	514,371	4,373	12,989	531,733
Total liabilities and stockholders’ equity	$1,303,563	$—	$(200)	$1,303,363

Consolidated Statements of Operations	As Originally Filed	Correction for Application of SFAS No. 158	Adjustment for Adoption of FSP APB 14-1	As Restated
Year Ended December 31, 2008
Interest expense, net	$(41,107)	$—	$(2,536)	$(43,643)
Income tax benefit	22,711	—	959	23,670
Net loss attributable to International Coal Group, Inc.	(24,650)	—	(1,577)	(26,227)
Earnings per share:
Basic and diluted	$(0.16)	$—	$(0.01)	$(0.17)

Year Ended December 31, 2007
Interest expense, net	$(35,140)	$—	$(849)	$(35,989)
Income tax benefit	85,623	—	321	85,944
Net loss attributable to International Coal Group, Inc.	(147,034)	—	(528)	(147,562)
Earnings per share:
Basic and diluted	$(0.97)	$—	$—	$(0.97)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Consolidated Statements of Cash Flows	As Originally Filed		Correction for Application of SFAS No. 158	Adjustment for Adoption of FSP APB 14-1	As Restated
Year Ended December 31, 2008
Net loss	$(24,650)		$—	$(1,577)	$(26,227)
Amortization of finance costs and debt discount included in interest expense	2,831		—	3,310	6,141
Amortization of accumulated postretirement benefit obligation	430		(948)	—	(518)
Deferred income taxes	(23,477)		—	(957)	(24,434)
Other liabilities	5,886		948	—	6,834

Additions to property, plant, equipment and mine development	(131,421)		—	(776)	(132,197)

Year Ended December 31, 2007
Net loss	$(147,383	)(1)	$—	$(528)	$(147,911)
Amortization of finance costs and debt discount included in interest expense	8,291		—	1,225	9,516
Amortization of accumulated postretirement benefit obligation	283		(302)	—	(19)
Deferred income taxes	(87,078)		—	(321)	(87,399)
Other liabilities	5,200		302	—	5,502

Additions to property, plant, equipment and mine development	(160,431)		—	(376)	(160,807)

             (1)  Amount reflects an immaterial adjustment of $349 related to the Company’s retrospective adoption of SFAS No. 160.

Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company retrospectively adjusted its consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 to reflect the adoption of SFAS No. 160. Adoption impacted the presentation of the noncontrolling interest in the Company’s consolidated balance sheets and consolidated statements of operations and cash flows. The impact of the changes in presentation was not material.

Schedule I—Condensed Financial Information of the Registrant

International Coal Group, Inc.

Parent Company Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2008(1)	December 31, 2007(1)
ASSETS
DEBT ISSUANCE COSTS, net	$8,851	$10,630
DEFERRED INCOME TAXES	18,806	2,589
INVESTMENT IN SUBSIDIARIES	877,885	909,847
Total assets	$905,542	$923,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other	$16,709	$16,788
Total current liabilities	16,709	16,788

LONG-TERM DEBT AND CAPITAL LEASES	382,631	378,918
Total liabilities	399,340	395,706

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 153,322,245 and 152,992,109 shares, respectively, issued and outstanding	1,533	1,530
Additional paid-in capital	656,997	652,677
Accumulated other comprehensive loss	(5,157)	(5,903)
Retained deficit	(147,171)	(120,944)
Total stockholders’ equity	506,202	527,360
Total liabilities and stockholders’ equity	$905,542	$923,066

(1)  Amounts have been adjusted due to the Company’s retrospective adoption of FSP APB 14-1. See Note 23 accompanying the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

International Coal Group, Inc.

Parent Company Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)
INCOME FROM OPERATIONS	$—	$—	$—
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense, net	(42,905)	(28,579)	(9,684)
Loss before income taxes	(42,905)	(28,579)	(9,684)
INCOME TAX (EXPENSE) BENEFIT	16,218	10,803	3,702
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	460	(129,786)	(3,338)
Net loss	$(26,227)	$(147,562)	$(9,320)

Earnings per share:
Basic and diluted	$(0.17)	$(0.97)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	152,632,586	152,304,461	152,028,165

(1)  Amounts have been adjusted due to the Company’s retrospective adoption of FSP APB 14-1. See Note 23 accompanying the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

International Coal Group, Inc.

Parent Company Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)
NET CASH FROM OPERATING ACTIVITIES	$(38,266)	$(19,036)	$—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	38,266	(198,121)	(170,047)
Net cash from investing activities	38,266	(198,121)	(170,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	—	175,000
Proceeds from convertible notes offering	—	225,000
Debt issuance costs	—	(7,843)	(4,953)
Net cash from financing activities	—	217,157	170,047
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

(1)  Amounts have been adjusted due to the Company’s retrospective adoption of FSP APB 14-1. See Note 23 accompanying the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

LONG-TERM DEBT

As of December 31, 2008 and 2007, long-term debt consisted of the following (in thousands):

	2008	2007
9.00% Convertible Senior Notes, due 2012, net of debt discount of $17,369 and $21,082, respectively	$207,631	$203,918
10.25% Senior Notes, due 2014	175,000	175,000
Long-term debt	$382,631	$378,918

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

See Note 9 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K/A for further discussion of the Convertible Notes and Notes.

Future maturities of long-term debt are as follows as of December 31, 2008 (in thousands):

Year ending December 31:
2009	$—
2010	—
2011	—
2012	225,000
2013	—
Thereafter	175,000
Total	400,000
Less debt discount	(17,369)
Total	$382,631

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Other Additions (Deductions)	Balance at End of Period
	(in thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$539	$994	$(17)	$1,516
Reserve for inventory obsolescence	778	1,029	—	1,807
Reserve for loss—advance royalties	3,771	630	(492)	3,909
Year ended December 31, 2007
Allowance for doubtful accounts	$36	$503	$—	$539
Reserve for inventory obsolescence	576	(82)	284	778
Reserve for loss—advance royalties	638	3,414	(281)	3,771
Year ended December 31, 2006
Allowance for doubtful accounts	$—	$36	$—	$36
Reserve for inventory obsolescence	311	265	—	576
Reserve for loss—advance royalties	—	(412)	1,050	638

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield President and Chief Executive Officer
Date: December 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Bennett K. Hatfield	President, Chief Executive Officer and Director	December 18, 2009
Bennett K. Hatfield	(Principal Executive Officer)

/s/ Bradley W. Harris	Senior Vice President and Chief Financial Officer	December 18, 2009
Bradley W. Harris	(Principal Accounting and Principal Financial Officer)

*	Non-Executive Chairman and Director	December 18, 2009
Wilbur L. Ross, Jr.

*	Director	December 18, 2009
Maurice E. Carino, Jr.

*	Director	December 18, 2009
Cynthia B. Bezik

*	Director	December 18, 2009
William J. Catacosinos

*	Director	December 18, 2009
Stanley N. Gaines

*	Director	December 18, 2009
Samuel A. Mitchell

*	Director	December 18, 2009
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

(a) Partial Assignment of Lease, dated September 20, 1984, assigning to Twin River Coal Co.

(b) General Conveyance, Assignment and Transfer, dated December 8, 1988, assigning to Island Creek Coal Co.

(c) Assignment, dated December 12, 1990, assigning to Laurel Run Mining Co.

(d) Consent Letter, dated as of October 25, 1995

(e) Partial Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(f) Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(g) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.15	Coal Lease between NGHD Lands, et. al., lessor, and ICG Eastern, LLC (assigned from Coastal Coal-West Virginia, LLC), lessee, of Birch River Mine, amended by:	(C	)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.17	Fee Lease between M-B, LLC, lessor, and ICG Eastern, LLC (assigned from ANR Coal Development Company), lessee, of Birch River Mine, amended by:	(C	)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.18	Fee Lease between ACIN (successor-in-interest to CSTL, LLC), lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of County Line and Rowdy Gap Mines, amended by:	(C	)

(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

Exhibit No.	Description	Note
10.19	Fee Lease between Kentucky River Properties, LLC, lessor, and ICG Hazard, LLC (assigned from Shamrock Coal Company), lessee, of Rowdy Gap and Thunder Ridge Mines, amended by:	(C	)

(a) Agreement of Assignment, dated July 8, 1992, assigning to Ray Coal Company, Inc.

(b) Assignment and Assumption Agreement, dated June 30, 1994, assigning to Ikerd-Bandy, Co.

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.20	Lease between Allegany Coal and Land Company, lessor, and Patriot Mining Company, Inc., lessee, of Allegany County, Maryland Mine, including:	(C	)

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

(a) Option to Lease, dated May 27, 1994

(b) Guarantee, dated and effective May 1994

(c) Memorandum of Lease, dated and effective September 21, 1995

(d) Assignment, dated June 17, 2006

Exhibit No.	Description	Note
10.25	Sublease between Reserve Coal Properties, sublessors, and Patriot Mining Company, sublessee, of Sycamore No. 2 Mine	(C	)

10.27	Contract for Sale and Purchase of Coal dated July 1, 1980, between City of Springfield, Illinois and, ICG Illinois, LLC (assigned from Turis Coal Company), amended by:	(B	)

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
		(I	)

Exhibit No.	Description	Note
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
		(J	)

10.39‡	Amended and Restated Coal Lease dated as of May 27, 2008 by and between Dulcet Acquisition LLC, as lessor, and Powdul Acquisition LLC, as lessee	(M	)

10.40	Form of Non-Employee Director Restricted Share Unit Agreement	(O	)

11.1	Statement regarding Computation of Earnings Per Share	(P	)

21.1	List of Subsidiaries	(O	)

23.1	Consent of Deloitte & Touche, LLP	(P	)

24.1	Power of attorney, dated February 27, 2009	(O	)

31.1	Certification of the Chief Executive Officer	(P	)

31.2	Certification of the Principal Financial Officer	(P	)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(P	)

(A)	Previously filed as an exhibit to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on April 28, 2005 and incorporated herein by reference.

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

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on June 26, 2006 and incorporated herein by reference.

(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007, and incorporated herein by reference.

(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on July 31, 2007, and incorporated herein by reference.

(K)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 8, 2007, and incorporated herein by reference.

(L)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008 and incorporated herein by reference.

(M)	Previously filed as an exhibit to International Coal Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008, and incorporated herein by reference.

(N)	Previously filed as an exhibit to International Coal Group Inc.’s Current Report on Form 8-K, filed on February 23, 2009, and incorporated herein by reference.

(O)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K, filed on February 27, 2009 and incorporated herein by reference.

(P)	Filed herewith.

‡	Confidential treatment requested as to certain portions that have been omitted and filed separately with the Securities and Exchange Commission.