Form 10-Q/A
period 2009-03-31
International Coal Group, Inc.
filed 2009-12-18
CIK 1320934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to amend and restate certain information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”) as described below. For the convenience of the reader, this Amendment sets forth the entire First Quarter 2009 Form 10-Q. However, this Amendment amends and restates only Item 1 of Part I of the First Quarter 2009 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our First Quarter 2009 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original May 8, 2009 filing date of the First Quarter 2009 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the First Quarter 2009 Form 10-Q that we filed on May 8, 2009. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

Subsequent to the issuance of our consolidated financial statements for the period ended March 31, 2009, we identified an error in the application of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), on our employee benefits liability. We had not previously recorded the unfunded status of our black lung obligation as a liability in our statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. As a result of this error, as of March 31, 2009, we overstated our employee benefits liability by approximately $4.5 million and accumulated other comprehensive loss by approximately $2.8 million and understated our deferred tax liability by approximately $1.7 million. We do not believe these errors are material to the consolidated financial statements. See Note 15 accompanying our condensed consolidated financial statements for further information regarding adjustment of the applicable financial statement line items.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,627	$63,930
Accounts receivable, net of allowances of $1,407 and $1,516	95,728	75,321
Inventories, net	67,242	58,788
Deferred income taxes	16,958	17,649
Prepaid insurance	8,957	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	11,228	10,893
Total current assets	266,751	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,057,902	1,069,297
DEBT ISSUANCE COSTS, net	10,310	10,462
ADVANCE ROYALTIES, net	17,405	17,462
OTHER NON-CURRENT ASSETS	5,483	5,435
Total assets	$1,357,851	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,196	$75,810
Short-term debt	3,026	4,741
Current portion of long-term debt and capital leases	18,292	15,319
Current portion of reclamation and mine closure costs	10,976	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	87,234	87,704
Total current liabilities	192,083	198,072

LONG-TERM DEBT AND CAPITAL LEASES	424,671	417,551
RECLAMATION AND MINE CLOSURE COSTS	68,398	68,107
EMPLOYEE BENEFITS	59,235	56,563
DEFERRED INCOME TAXES	51,566	51,154
BELOW-MARKET COAL SUPPLY AGREEMENTS	41,139	43,888
OTHER NON-CURRENT LIABILITIES	6,605	6,195
Total liabilities	843,697	841,530

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,159,777 and 154,155,009 shares issued and outstanding, respectively, as of March 31, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,541	1,533
Treasury stock	(8)	—
Additional paid-in capital	658,329	656,997
Accumulated other comprehensive loss	(2,294)	(2,277)
Retained deficit	(143,478)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	514,090	509,082
Noncontrolling interest	64	35
Total stockholders’ equity	514,154	509,117
Total liabilities and stockholders’ equity	$1,357,851	$1,350,647

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,722	$(11,906)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	26,263	21,957
Amortization of deferred finance costs and debt discount	1,664	1,488
Provision for bad debt	(110)	—
Compensation expense on equity instruments	1,340	1,303
Gain on sale of assets, net	(78)	(211)
Deferred income taxes	1,111	(8,033)
Amortization of accumulated employee benefit obligations	(25)	(130)
Changes in assets and liabilities:
Accounts receivable	(20,297)	(21,100)
Inventories	(8,454)	(3,681)
Prepaid expenses and other	12,107	2,881
Other non-current assets	124	(2,471)
Accounts payable	(1,609)	(1,281)
Accrued expenses and other	(470)	3,688
Reclamation and mine closure costs	128	(542)
Other liabilities	3,082	57
Net cash from operating activities	18,498	(17,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	78	99
Additions to property, plant, equipment and mine development	(18,815)	(34,069)
Withdrawals (deposits) of restricted cash	(115)	88
Net cash from investing activities	(18,852)	(33,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(1,715)	—
Borrowings on long-term debt and capital leases	9,085	—
Repayments on long-term debt and capital leases	(3,800)	(1,046)
Purchases of treasury stock	(8)	—
Debt issuance costs	(511)	(33)
Net cash from financing activities	3,051	(1,079)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,697	(52,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,627	$54,208

Supplemental information:
Cash paid for interest (net of amount capitalized)	$20,615	$18,511
Cash (paid) received for income taxes, net	$8,186	$(1)
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$7,937	$4,741
Purchases of property, plant, equipment and mine development through financing arrangements	$3,807	$—

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

The accompanying interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

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

	Three months ended March 31, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(11,981)	$(590)	$(12,571)
Income tax benefit	7,811	223	8,034
Net loss attributable to International Coal Group, Inc.	(11,546)	(367)	(11,913)

	Three months ended March 31, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$(11,539	)(1)	$(367)	$(11,906)
Amortization of deferred finance costs and debt discount	706		782	1,488
Deferred income taxes	(7,811)		(222)	(8,033)

Additions to property, plant, equipment and mine development	(33,876)		(193)	(34,069)

(1)	Amount reflects immaterial adjustment of $7 related to the Company’s retrospective adoption of SFAS No. 160.

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

Postretirement Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net periodic benefit cost:
Service cost	$834	$652
Interest cost	436	407
Amortization of actuarial loss	73	107
Benefit cost	$1,343	$1,166

The plan is unfunded, therefore, no contributions were made by the Company for the three months ended March 31, 2009 and 2008.

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net periodic benefit cost:
Service cost	$693	$511
Interest cost	394	403
Amortization of actuarial gain	(98)	(237)
Benefit cost	$989	$677

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect the Company’s interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009. Only a day prior, the U.S. Environmental Protection Agency (the “EPA”) stated its intention to more closely scrutinize Section 404 permitting decisions by the ACOE. On March 27, 2009, the ACOE reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs have agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill, thus delaying the plaintiffs’ move to seek a temporary restraining order and subsequent injunction to block Hazard’s use of the permit. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

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

Revenue in the Ancillary category consists primarily of $10,720 and $16,697 relating to the Company’s brokered coal sales and $6,840 and $4,061 relating to contract highwall mining activities for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures include non-cash amounts of $11,744 for the three months ended March 31, 2009. Capital expenditures do not include $12,942 and $4,525 paid during the three months ended March 31, 2009 and 2008, respectively, related to capital expenditures accrued in prior periods.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
(Dollars in thousands, except per share amounts)

(15) Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its consolidated financial statements for the period ended March 31, 2009, the Company identified an error in the application of SFAS No. 158 on its employee benefits liability. The Company had not previously recorded the unfunded status of its black lung obligation as a liability in its statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. This error resulted in an overstatement of the employee benefits liability and accumulated other comprehensive loss and an understatement of the deferred tax liability as of March 31, 2009. The Company does not believe these errors are material to the consolidated financial statements.

Consolidated Balance Sheet	As Originally Filed	Correction for Application of SFAS No. 158	As Restated
March 31, 2009
Employee benefits	$63,768	$(4,533)	$59,235
Deferred income taxes	49,852	1,714	51,566
Total liabilities	846,516	(2,819)	843,697
Accumulated other comprehensive loss	(5,113)	2,819	(2,294)
Total International Coal Group, Inc. stockholders' equity	511,271	2,819	514,090
Total stockholders’ equity	511,335	2,819	514,154

Consolidated Statement of Cash Flows	As Originally Filed	Correction for Application of SFAS No. 158	As Restated
Three months ended March 31, 2009
Amortization of accumulated postretirement benefit obligation	$73	$(98)	$(25)
Other liabilities	2,984	98	3,082
Three months ended March 31, 2008
Amortization of accumulated postretirement benefit obligation	$107	$(237)	$(130)
Other liabilities	(180)	237	57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q/A speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2008 Annual Report on Form 10-K/A.

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

Adjusted EBITDA by Operating Segment

Adjusted EBITDA represents net income or loss attributable to International Coal Group, Inc. before deducting net interest expense, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 31 of this Quarterly Report on Form 10-Q/A and in Note 13 to our condensed consolidated financial statements for the three months ended March 31, 2009.

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

Cash Flows

Net cash provided by operating activities was $18.5 million for the three months ended March 31, 2009, an increase of $36.5 million from the same period in 2008. This increase is attributable to an increase in net income of $29.4 million after adjustment for non-cash charges and a $7.1 million increase due to the change in net operating assets and liabilities.

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

	Three months ended March 31, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(11,981)	$(590)	$(12,571)
Income tax benefit	7,811	223	8,034
Net loss attributable to International Coal Group, Inc.	(11,546)	(367)	(11,913)

	Three months ended March 31, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$(11,539	)(1)	$(367)	$(11,906)
Amortization of deferred finance costs and debt discount	706		782	1,488
Deferred income taxes	(7,811)		(222)	(8,033)

Additions to property, plant, equipment and mine development	(33,876)		(193)	(34,069)

(1)	Amount reflects immaterial adjustment of $7 related to our retrospective adoption of SFAS No. 160.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

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

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to our Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleges that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009. Only a day prior, the U.S. Environmental Protection Agency (the “EPA”) stated its intention to more closely scrutinize Section 404 permitting decisions by the ACOE. On March 27, 2009, the ACOE reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, we provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs have agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill, thus delaying the plaintiffs’ move to seek a temporary restraining order and subsequent injunction to block Hazard’s use of the permit. If the court ultimately finds that the permit is unlawful, production could be materially affected at the Thunder Ridge Surface mine. The EPA’s heightened scrutiny will likely render the process of obtaining ACOE permits for coal mining activities in Appalachia more difficult.

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

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

10-Q/A EXHIBIT INDEX

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

Date: December 18, 2009