Form 10-Q/A
period 2009-06-30
International Coal Group, Inc.
filed 2009-12-18
CIK 1320934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to amend and restate certain information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”) as described below. For the convenience of the reader, this Amendment sets forth the entire Second Quarter 2009 Form 10-Q. However, this Amendment amends and restates only Item 1 of Part I of the Second Quarter 2009 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Second Quarter 2009 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original August 6, 2009 filing date of the Second Quarter 2009 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the Second Quarter 2009 Form 10-Q that we filed on August 6, 2009. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

Subsequent to the issuance of our consolidated financial statements for the period ended June 30, 2009, we identified an error in the application of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), on our employee benefits liability. We had not previously recorded the unfunded status of our black lung obligation as a liability in our statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. As a result of this error, as of June 30, 2009, we overstated our employee benefits liability by approximately $4.4 million and accumulated other comprehensive loss by approximately $2.7 million and understated our deferred tax liability by approximately $1.7 million. We do not believe these errors are material to the consolidated financial statements. See Note 15 accompanying our condensed consolidated financial statements for further information regarding adjustment of the applicable financial statement line items.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,315	$63,930
Accounts receivable, net of allowances of $1,406 and $1,516	84,739	75,321
Inventories, net	81,600	58,788
Deferred income taxes	17,666	17,649
Prepaid insurance	6,027	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	9,602	10,893
Total current assets	265,960	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,044,939	1,069,297
DEBT ISSUANCE COSTS, net	9,714	10,462
ADVANCE ROYALTIES, net	18,037	17,462
OTHER NON-CURRENT ASSETS	5,613	5,435
Total assets	$1,344,263	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,878	$75,810
Short-term debt	1,163	4,741
Current portion of long-term debt and capital lease	17,769	15,319
Current portion of reclamation and mine closure costs	10,976	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	82,646	87,704
Total current liabilities	171,791	198,072

LONG-TERM DEBT AND CAPITAL LEASE	424,353	417,551
RECLAMATION AND MINE CLOSURE COSTS	67,899	68,107
EMPLOYEE BENEFITS	62,346	56,563
DEFERRED INCOME TAXES	54,787	51,154
BELOW-MARKET COAL SUPPLY AGREEMENTS	31,032	43,888
OTHER NON-CURRENT LIABILITIES	6,695	6,195
Total liabilities	818,903	841,530

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,155,550 and 154,148,229 shares issued and outstanding, respectively, as of June 30, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,541	1,533
Treasury stock	(14)	—
Additional paid-in capital	659,222	656,997
Accumulated other comprehensive loss	(2,313)	(2,277)
Retained deficit	(133,096)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	525,340	509,082
Noncontrolling interest	20	35
Total stockholders’ equity	525,360	509,117
Total liabilities and stockholders’ equity	$1,344,263	$1,350,647

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,100	$1,862
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	52,298	46,651
Amortization of deferred finance costs and debt discount	3,378	3,001
Provision for bad debt	(110)	(522)
Compensation expense on equity instruments	2,233	2,377
Gain on sale of assets, net	(3,186)	(26,292)
Deferred income taxes	3,632	(285)
Amortization of accumulated employee benefit obligations	(52)	(259)
Changes in assets and liabilities:
Accounts receivable	(9,308)	(29,664)
Inventories	(22,812)	(3,277)
Prepaid expenses and other	16,663	1,156
Other non-current assets	(630)	823
Accounts payable	(10,784)	298
Accrued expenses and other	(5,058)	17,802
Reclamation and mine closure costs	176	(1,125)
Other liabilities	(1,438)	2,464
Net cash from operating activities	39,102	15,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,066	4,179
Additions to property, plant, equipment and mine development	(35,750)	(55,379)
Cash paid related to acquisitions and net assets acquired	—	(558)
Withdrawals (deposits) of restricted cash	(163)	14
Net cash from investing activities	(32,847)	(51,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(3,578)	—
Borrowings on long-term debt and capital lease	9,086	—
Repayments on long-term debt and capital lease	(8,755)	(2,147)
Purchases of treasury stock	(14)	—
Debt issuance costs	(609)	(183)
Net cash from financing activities	(3,870)	(2,330)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,385	(39,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,315	$68,086

Supplemental information:
Cash paid for interest (net of amount capitalized)	$22,402	$17,630
Cash received for income taxes, net	$7,588	$—
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$3,794	$2,383
Purchases of property, plant, equipment and mine development through financing arrangements	$6,900	$5,840
Assets acquired through assumption of liabilities	$—	$17,464
Assets acquired through the exchange of coal reserves	$—	$21,633

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

	Three months ended June 30, 2008			Six months ended June 30, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,201)	$(592)	$(8,793)	$(20,182)	$(1,182)	$(21,364)
Income tax (expense) benefit	(8,124)	224	(7,900)	(313)	447	134
Net income attributable to International Coal Group, Inc.	14,138	(368)	13,770	2,592	(735)	1,857
Earnings per share:
Basic	$0.09	$—	$0.09	$0.02	$(0.01)	$0.01
Diluted	$0.08	$—	$0.08	$0.02	$(0.01)	$0.01

	Six months ended June 30, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$2,597	(1)	$(735)	$1,862
Amortization of deferred finance costs and debt discount	1,414		1,587	3,001
Deferred income taxes	161		(446)	(285)

Additions to property, plant, equipment and mine development	(54,973)		(406)	(55,379)

(1)	Amount reflects immaterial adjustment of $5 related to the Company’s retrospective adoption of SFAS No. 160.

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

Derivative Instruments—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133  (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities , and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of SFAS No. 161 did not impact the footnotes accompanying the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$834	$652	$1,668	$1,304
Interest cost	438	406	874	813
Amortization of actuarial loss	71	108	144	215
Benefit cost	$1,343	$1,166	$2,686	$2,332

The plan is unfunded, therefore, no contributions were made by the Company for the three and six months ended June 30, 2009 and 2008.

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$693	$512	$1,386	$1,023
Interest cost	395	403	789	806
Amortization of actuarial gain	(98)	(237)	(196)	(474)
Benefit cost	$990	$678	$1,979	$1,355

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to International Coal Group, Inc.	$10,382	$13,770	$14,075	$1,857

Weighted-average common shares outstanding—basic	152,832,797	152,550,960	152,803,420	152,499,812
Incremental shares arising from:
Stock options	253,801	154,763	268	—
Restricted shares	1,392,231	203,967	1,122,381	48,793
Restricted stock units	193,426	—	57,656	—
Convertible notes	—	15,003,219	—	15,003,219
Weighted-average common shares outstanding—diluted	154,672,255	167,912,909	153,983,725	167,551,824

Earnings Per Share:
Basic	$0.07	$0.09	$0.09	$0.01
Diluted	$0.07	$0.08	$0.09	$0.01

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

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Short-Term Debt and Other Current Liabilities —The carrying amounts approximate the fair value due to the short maturity of these instruments.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in its financial statements. The evaluation was conducted through August 6, 2009, the date of the original filing of the Quarterly Report on Form 10-Q.

(15) Restatement of Previously Issued Financial Statements

   Subsequent to the issuance of its consolidated financial statements for the period ended June 30, 2009, the Company identified an error in the application of SFAS No. 158 on its employee benefits liability. The Company had not previously recorded the unfunded status of its black lung obligation as a liability in its statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. This error resulted in an overstatement of the employee benefits liability and accumulated other comprehensive loss and an understatement of the deferred tax liability as of June 30, 2009. The Company does not believe these errors are material to the consolidated financial statements.

Consolidated Balance Sheet	As Originally Filed	Correction for Application of SFAS No. 158	As Restated
June 30, 2009
Employee benefits	$66,781	$(4,435)	$62,346
Deferred income taxes	53,110	1,677	54,787
Total liabilities	821,661	(2,758)	818,903
Accumulated other comprehensive loss	(5,071)	2,758	(2,313)
Total International Coal Group, Inc. stockholders’ equity	522,582	2,758	525,340
Total stockholders’ equity	522,602	2,758	525,360

Consolidated Statement of Cash Flows	As Originally Filed	Correction for Application of SFAS No. 158	As Restated
Six months ended June 30, 2009
Amortization of accumulated postretirement benefit obligation	$144	$(196)	$(52)
Other liabilities	(1,634)	196	(1,438)
Six months ended June 30, 2008
Amortization of accumulated postretirement benefit obligation	$215	$(474)	$(259)
Other liabilities	1,990	474	2,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

You should keep in mind that any forward-looking statements made by us in this Quarterly Report on Form 10-Q/A or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us or anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2008 Annual Report on Form 10-K/A.

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

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 29 of this Quarterly Report on Form 10-Q/A and in Note 12 to our condensed consolidated financial statements for the three months ended June 30, 2009.

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

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 35 of this Quarterly Report on Form 10-Q/A and in Note 12 to our condensed consolidated financial statements for the six months ended June 30, 2009.

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

Cash Flows

Net cash provided by operating activities was $39.1 million for the six months ended June 30, 2009, an increase of $24.1 million from the same period in 2008. This increase is attributable to an increase in net income of $45.8 million, after adjustment for non-cash charges, partially offset by a $21.7 million decrease due to the change in net operating assets and liabilities.

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

	Three months ended June 30, 2008			Six months ended June 30, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,201)	$(592)	$(8,793)	$(20,182)	$(1,182)	$(21,364)
Income tax (expense) benefit	(8,124)	224	(7,900)	(313)	447	134
Net income attributable to International Coal Group, Inc.	14,138	(368)	13,770	2,592	(735)	1,857
Earnings per share:
Basic	$0.09	$—	$0.09	$0.02	$(0.01)	$0.01
Diluted	$0.08	$—	$0.08	$0.02	$(0.01)	$0.01

	Six months ended June 30, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$2,597	(1)	$(735)	$1,862
Amortization of deferred finance costs and debt discount	1,414		1,587	3,001
Deferred income taxes	161		(446)	(285)

Additions to property, plant, equipment and mine development	(54,973)		(406)	(55,379)

(1)	Amount reflects immaterial adjustment of $5 related to our retrospective adoption of SFAS No. 160.

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

Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities , and related interpretations and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Adoption of SFAS No. 161 did not impact the footnotes accompanying our consolidated financial statements.

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, an evaluation of the effectiveness of our disclosure controls and procedures has been carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Listed below are risk factors that have been revised or added to those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

A similar challenge to the ACOE Section 404 permit process was launched by environmental groups in Kentucky in December 2007 when a lawsuit was filed in federal court against the ACOE alleging that it wrongfully issued a Section 404 authorization for the expansion of ICG Hazard’s Thunder Ridge surface mine. Hazard intervened in the suit to protect our interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order issued by the court on June 24, 2009. In accordance with that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint updates the plaintiffs’ allegation to challenge the reissued permit, rather than the original permit. The sequence of filings outlined in the scheduling order will continue through November 2009, after which the court is expected to render a decision. The Company currently has two subsidiaries in that jurisdiction of Kentucky that will require Section 404 permits within the next two years. If permitting requirements are substantially increased or if mining methods at issue are limited or prohibited, it could greatly lengthen the time needed to permit new reserves, significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal. See “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q/A.

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