Form 10-Q/A
period 2009-09-30
International Coal Group, Inc.
filed 2009-12-18
CIK 1320934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to amend and restate certain information that was included in our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Third Quarter 2009 Form 10-Q”) as described below. For the convenience of the reader, this Amendment sets forth the entire Third Quarter 2009 Form 10-Q. However, this Amendment amends and restates only Item 1 of Part I of the Third Quarter 2009 Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Third Quarter 2009 Form 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original November 6, 2009 filing date of the Third Quarter 2009 Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the Third Quarter 2009 Form 10-Q that we filed on November 6, 2009. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications.

Subsequent to the issuance of our consolidated financial statements for the period ended September 30, 2009, we identified an error in the application of ASC Subtopic 715-20-65-1, Transition Related to FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and FSP FAS 158-1, on our employee benefits liability. We had not previously recorded the unfunded status of our black lung obligation as a liability in our statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. As a result of this error, as of September 30, 2009, we overstated our employee benefits liability by approximately $4.3 million and accumulated other comprehensive loss by approximately $2.7 million and understated our deferred tax liability by approximately $1.6 million. We do not believe these errors are material to the consolidated financial statements. See Note 15 accompanying our condensed consolidated financial statements for further information regarding adjustment of the applicable financial statement line items.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,660	$63,930
Accounts receivable, net of allowances of $222 and $1,516	80,005	75,321
Inventories, net	78,576	58,788
Deferred income taxes	16,817	17,649
Prepaid insurance	3,020	13,380
Income taxes receivable	11	8,030
Prepaid expenses and other	8,834	10,893
Total current assets	284,923	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,039,934	1,069,297
DEBT ISSUANCE COSTS, net	9,576	10,462
ADVANCE ROYALTIES, net	18,061	17,462
OTHER NON-CURRENT ASSETS	6,701	5,435
Total assets	$1,359,195	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,665	$75,810
Short-term debt	269	4,741
Current portion of long-term debt and capital lease	17,998	15,319
Current portion of reclamation and mine closure costs	10,118	11,139
Current portion of employee benefits	3,359	3,359
Accrued expenses and other	72,026	87,704
Total current liabilities	160,435	198,072

LONG-TERM DEBT AND CAPITAL LEASE	426,223	417,551
RECLAMATION AND MINE CLOSURE COSTS	69,812	68,107
EMPLOYEE BENEFITS	65,216	56,563
DEFERRED INCOME TAXES	58,129	51,154
BELOW-MARKET COAL SUPPLY AGREEMENTS	30,589	43,888
OTHER NON-CURRENT LIABILITIES	4,001	6,195
Total liabilities	814,405	841,530

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01, 2,000,000,000 shares authorized, 154,159,183 and 154,151,862 shares issued and outstanding, respectively, as of September 30, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,542	1,533
Treasury stock	(14)	—
Additional paid-in capital	659,955	656,997
Accumulated other comprehensive loss	(2,331)	(2,277)
Retained deficit	(114,380)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	544,772	509,082
Noncontrolling interest	18	35
Total stockholders’ equity	544,790	509,117
Total liabilities and stockholders’ equity	$1,359,195	$1,350,647

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES:
Coal sales revenues	$246,788	$282,250	$775,281	$761,963
Freight and handling revenues	5,777	12,339	20,452	35,492
Other revenues	44,057	14,610	83,652	41,554
Total revenues	296,622	309,199	879,385	839,009
COSTS AND EXPENSES:
Cost of coal sales	208,083	240,204	647,372	666,598
Freight and handling costs<BTB>                	5,777	12,339	20,452	35,492
Cost of other revenues	12,724	9,690	28,690	27,847
Depreciation, depletion and amortization	26,996	24,227	79,294	70,878
Selling, general and administrative	5,351	8,396	24,632	27,051
(Gain) loss on sale of assets, net	2	(6,383)	(3,184)	(32,675)
Total costs and expenses	258,933	288,473	797,256	795,191
Income from operations	37,689	20,726	82,129	43,818
INTEREST EXPENSE, net	(13,409)	(9,455)	(39,641)	(30,819)
Income before income taxes	24,280	11,271	42,488	12,999
INCOME TAX EXPENSE	(5,566)	(1,949)	(9,674)	(1,815)
Net income	18,714	9,322	32,814	11,184
Net (income) loss attributable to noncontrolling interest	2	2	(23)	(3)
Net income attributable to International Coal Group, Inc.	$18,716	$9,324	$32,791	$11,181

Earnings per share:
Basic	$0.12	$0.06	$0.21	$0.07
Diluted	$0.12	$0.06	$0.21	$0.07
Weighted-average common shares outstanding:
Basic	152,998,598	152,761,955	152,869,195	152,587,831
Diluted	155,214,868	153,025,680	154,289,039	152,745,474

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,814	$11,184
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	79,294	70,878
Amortization of deferred finance costs and debt discount	5,183	4,559
Provision for bad debt	(1,294)	(522)
Compensation expense on equity instruments	2,967	3,216
Gain on sale of assets, net	(3,184)	(32,675)
Deferred income taxes	8,416	1,680
Amortization of accumulated employee benefit obligations	(78)	(387)
Changes in assets and liabilities:
Accounts receivable	(3,390)	(33,337)
Inventories	(19,788)	(7,172)
Prepaid expenses and other	20,438	3,007
Other non-current assets	246	1,969
Accounts payable	(14,779)	5,625
Accrued expenses and other	(15,798)	13,492
Reclamation and mine closure costs	1,231	(1,961)
Other liabilities	(1,238)	4,912
Net cash from operating activities	91,040	44,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,218	8,688
Additions to property, plant, equipment and mine development	(48,695)	(93,632)
Cash paid related to acquisitions and net assets acquired	—	(603)
(Deposits) withdrawals of restricted cash	(1,535)	18
Net cash from investing activities	(47,012)	(85,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(4,472)	—
Borrowings on long-term debt and capital lease	9,086	—
Repayments on long-term debt and capital lease	(13,682)	(3,828)
Purchases of treasury stock	(14)	—
Proceeds from stock options exercised	—	149
Debt issuance costs	(1,216)	(188)
Net cash from financing activities	(10,298)	(3,867)
NET CHANGE IN CASH AND CASH EQUIVALENTS	33,730	(44,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,660	$62,222

Supplemental information:
Cash paid for interest (net of amount capitalized)	$43,292	$35,859
Cash received for income taxes, net	$7,164	$—
Supplemental disclosure of non-cash items:
Purchases of property, plant, equipment and mine development through accounts payable	$8,576	$13,481
Purchases of property, plant, equipment and mine development through financing arrangements	$12,866	$17,294
Assets acquired through assumption of liabilities	$—	$17,464
Assets acquired through the exchange of coal reserves	$—	$22,608

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2008			Nine months ended September 30, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,837)	$(618)	$(9,455)	$(29,019)	$(1,800)	$(30,819)
Income tax expense	(2,183)	234	(1,949)	(2,496)	681	(1,815)
Net income attributable to International Coal Group, Inc.	9,708	(384)	9,324	12,300	(1,119)	11,181
Earnings per share:
Basic and diluted	$0.06	$—	$0.06	$0.08	$(0.01)	$0.07

	Nine months ended September 30, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$12,303	(1)	$(1,119)	$11,184
Amortization of deferred finance costs and debt discount	2,123		2,436	4,559
Deferred income taxes	2,360		(680)	1,680

Additions to property, plant, equipment and mine development	(92,995)		(637)	(93,632)

(1)	Amount reflects immaterial adjustment of $3 related to the Company’s retrospective adoption of ASC Topic 810.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$833	$651	$2,501	$1,955
Interest cost	437	407	1,311	1,220
Amortization of actuarial loss	72	107	216	322
Benefit cost	$1,342	$1,165	$4,028	$3,497

The plan is unfunded, therefore, no contributions were made by the Company for the three and nine months ended September 30, 2009 and 2008.

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$693	$511	$2,079	$1,534
Interest cost	395	402	1,184	1,208
Amortization of actuarial gain	(98)	(236)	(294)	(710)
Benefit cost	$990	$677	$2,969	$2,032

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
(Dollars in thousands, except per share amounts)

(14) Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in its financial statements. The evaluation was conducted through November 6, 2009, the date of the original filing of the Quarterly Report on Form 10-Q.

(15) Restatement of Previously Issued Financial Statements

   Subsequent to the issuance of its consolidated financial statements for the period ended September 30, 2009, the Company identified an error in the application of ASC Subtopic 715-20-65-1, Transition Related to FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and FSP FAS 158-1 (“ASC 715-20-65-1”), on its employee benefits liability. The Company had not previously recorded the unfunded status of its black lung obligation as a liability in its statement of financial position or recognized changes in the funded status of the obligation in the year in which the changes occurred through comprehensive income. This error resulted in an overstatement of the employee benefits liability and accumulated other comprehensive loss and an understatement of the deferred tax liability as of September 30, 2009. The Company does not believe these errors are material to the consolidated financial statements.

Consolidated Balance Sheet	As Originally Filed	Correction for Application of ASC 715-20-65-1	As Restated
September 30, 2009
Employee benefits	$69,553	$(4,337)	$65,216
Deferred income taxes	56,489	1,640	58,129
Total liabilities	817,102	(2,697)	814,405
Accumulated other comprehensive loss	(5,028)	2,697	(2,331)
Total International Coal Group, Inc. stockholders’ equity	542,075	2,697	544,772
Total stockholders’ equity	542,093	2,697	544,790

Consolidated Statements of Cash Flow	As Originally Filed	Correction for Application of ASC 715-20-65-1	As Restated
Nine months ended September 30, 2009
Amortization of accumulated postretirement benefit obligation	$216	$(294)	$(78)
Other liabilities	(1,532)	294	(1,238)
Nine months ended September 30, 2008
Amortization of accumulated postretirement benefit obligation	$323	$(710)	$(387)
Other liabilities	4,202	710	4,912

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cash Flows

Net cash provided by operating activities was $91.0 million for the nine months ended September 30, 2009, an increase of $46.6 million from the same period in 2008. This increase is attributable to an increase in net income of $66.2 million, after adjustment for non-cash charges, partially offset by a $19.6 million decrease due to the change in net operating assets and liabilities. Included in net income for the nine months ended September 30, 2009 is $34.9 million received for early termination of coal supply agreements and lost margin on pre-termination shipments.

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

	Three months ended September 30, 2008			Nine months ended September 30, 2008
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Interest expense, net	$(8,837)	$(618)	$(9,455)	$(29,019)	$(1,800)	$(30,819)
Income tax expense	(2,183)	234	(1,949)	(2,496)	681	(1,815)
Net income attributable to International Coal Group, Inc.	9,708	(384)	9,324	12,300	(1,119)	11,181
Earnings per share:
Basic and diluted	$0.06	$—	$0.06	$0.08	$(0.01)	$0.07

	Nine months ended September 30, 2008
Consolidated Statement of Cash Flows	As Previously Reported		Adjustment	As Adjusted
Net loss	$12,303	(1)	$(1,119)	$11,184
Amortization of deferred finance costs and debt discount	2,123		2,436	4,559
Deferred income taxes	2,360		(680)	1,680

Additions to property, plant, equipment and mine development	(92,995)		(637)	(93,632)

(1)	Amount reflects immaterial adjustment of $3 related to our retrospective adoption of ASC Topic 810.

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

See Note 10–Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A relating to certain legal proceedings, which information is incorporated herein by reference.

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

10-Q/A EXHIBIT INDEX

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