Form 10-K
period 2009-12-31
International Coal Group, Inc.
filed 2010-01-29
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, at a closing price of $2.86 per share as reported by the New York Stock Exchange, was $262,328,609. Shares of common stock beneficially held by each executive officer and director and their respective spouses have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of January 20, 2010 was 179,014,632.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which proxy statement will be filed on or about April 1, 2010.

INDEX TO ANNUAL REPORT
ON FORM 10-K

*
The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Party Transactions,” “Audit Matters” and “ Executive Officers” in the registrant’s definitive proxy statement which is expected to be filed on or about April 1, 2010.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

•
future legislation and changes in regulations or governmental policies or changes in interpretations or enforcement thereof, including with respect to safety enhancements and environmental initiatives relating to global warming and climate change;

•	impairment of the value of our long-lived and deferred tax assets;

•	our liquidity, including our ability to adhere to financial covenants related to our borrowing arrangements;

•	adequacy and sufficiency of our internal controls; and

•	legal and administrative proceedings, settlements, investigations and claims and the availability of related insurance coverage.

You should keep in mind that any forward-looking statements made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us or anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur.

iii

PART I

Introduction

This report is both our 2009 annual report to stockholders and our 2009 Annual Report on Form 10-K required under the federal securities laws.

Unless the context otherwise indicates, as used in this annual report, the terms “ICG,” “we,” “our,” “us” and similar terms refer to International Coal Group, Inc. and its consolidated subsidiaries.

The term “coal reserves” as used in this report means proven and probable reserves that are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination and the term “non-reserve coal deposits” in this report means a coal bearing body that has been sufficiently sampled and analyzed to assume continuity between sample points, but does not qualify as a commercially viable coal reserve as prescribed by SEC rules until a final comprehensive SEC-prescribed evaluation is performed.

Because certain terms used in the coal industry may be unfamiliar to many investors, we have provided a “Glossary of Selected Terms” at the end of Item 1.

ITEM 1.	BUSINESS

Overview

We are a leading producer of coal in Northern and Central Appalachia with a broad range of mid- to high-Btu, low- to medium-sulfur steam and metallurgical coal. Our 12 Appalachian mining complexes are located in West Virginia, Kentucky, Virginia and Maryland. We also have a complementary mining complex of mid- to high-sulfur steam coal strategically located in the Illinois Basin. We market our coal to a diverse customer base of largely investment grade electric utilities, as well as domestic and international industrial customers. The high quality of our coal and the availability of multiple transportation options, including rail, truck and barge, throughout the Appalachian region enable us to participate in both the domestic and international coal markets. Coal markets, particularly Appalachian coal markets, have exhibited significant price volatility in 2008 and 2009 and may continue to do so due to a number of factors, including regulatory and other actions delaying the issuance of necessary permits, general economic conditions and customer usage of coal.

As of December 31, 2009, management estimates that we owned or controlled approximately 325 million tons of metallurgical quality coal reserves and approximately 765 million tons of steam coal reserves. Management’s estimates were developed considering an initial evaluation, as well as subsequent acquisitions, dispositions, depleted reserves, changes in available geological or mining data and other factors. Further, we own or control approximately 431 million tons of non-reserve coal deposits. Our assets are high quality reserves strategically located in Appalachia and the Illinois Basin and are operated union free.

For the year ended December 31, 2009, we sold 16.8 million tons of coal, of which approximately 16.0 million tons were produced from our mining activities and approximately 0.8 million tons were purchased through brokered coal contracts (coal purchased from third parties for resale), at an average sale price of $60.16 and $52.62, respectively. Of the tons sold, 15.8 million tons were steam coal and 1.0 million tons were metallurgical coal. Our steam coal sales volume in 2009 consisted of mid- to high-quality, high-Btu (greater than 12,000 Btu/lb.), low- to medium-sulfur (1.5% or less) coal, which typically sells at a premium to lower quality, lower Btu, higher sulfur steam coal. Our three largest customers for the year ended December 31, 2009 were Progress Energy, Georgia Power and Santee Cooper and we derived approximately 36% of our revenues from sales to our five largest customers. We did not derive more than 10% of our revenues from any single customer in 2009.

We have three reportable business segments, which are based on the coal regions in which we operate: (i) Central Appalachian, comprised of both surface and underground mines, (ii) Northern Appalachian, comprised of both surface and underground mines and (iii) Illinois Basin, representing one underground mine. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States of America, as of and for the years ended December 31, 2009, 2008 and 2007 is included in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The Coal Industry

A major contributor to the world energy supply, coal represents over 27% of the world’s primary energy consumption according to the World Coal Institute. The primary use for coal is to fuel electric power generation. In 2008, coal-fired plants generated approximately 49% of the electricity produced in the United States, according to the Energy Information Administration (“EIA”), a statistical agency of the U.S. Department of Energy.

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

The other major market for coal is the steel industry. The type of coal used in steel making is referred to as “metallurgical coal” and is distinguished by special quality characteristics that include high carbon content, favorable coking characteristics and various other chemical attributes. Metallurgical coal is also generally higher in heat content (as measured in Btus), and therefore is also desirable to utilities as fuel for electricity generation. Consequently, metallurgical coal producers have the ongoing opportunity to select the market that provides maximum revenue and margins. The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content.

Coal Mining Methods

We produce coal using two mining methods: underground room-and-pillar mining using continuous mining equipment and surface mining, which are explained as follows:

Underground Mining

Underground mines in the United States are typically operated using one of two different mining methods: room-and-pillar or longwall. In 2009, approximately 47% of our produced and processed coal volume came from underground mining operations using the room-and-pillar method with continuous mining equipment.

Room-and-Pillar Mining

In room-and-pillar mining, rooms are cut into the coal seam leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Continuous mining equipment is used to cut the coal from the mining face. Generally, openings are driven 20 feet wide and the pillars are rectangular in shape measuring 35-50 feet wide by 35-80 feet long. As mining advances, a grid-like pattern of entries and pillars is formed. Shuttle cars are used to transport coal to the conveyor belt for transport to the surface. When mining advances to the end of a panel, retreat mining may begin. In retreat mining, as much coal as is feasible is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned. The room-and-pillar method is often used to mine smaller coal blocks or thinner seams. It is also employed whenever subsidence is prohibited. Seam recovery ranges from 35% to 70%, with higher seam recovery rates applicable where retreat mining is combined with room-and-pillar mining.

Longwall Mining

The other underground mining method commonly used in the United States is longwall mining. We do not currently have any longwall mining operations, but we expect to use this mining method in the development of our Tygart property in Taylor County, West Virginia. In longwall mining, a rotating drum is trammed mechanically across the face of coal and a hydraulic system supports the roof of the mine while it advances through the coal. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface.

Surface Mining

Surface mining is used when coal is found close to the surface. In 2009, approximately 53% of our produced and processed coal volume came from surface mines. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth moving equipment and explosives, extraction of the coal, replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation and plant life and frequently making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines using large, rubber-tired diesel loaders. Seam recovery for surface mining is typically between 80% and 90%. Productivity depends on equipment, geological composition and mining ratios.

We use the following two types of surface mining methods.

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

Coal Preparation and Blending

Depending on coal quality and customer requirements, raw coal may in some cases be shipped directly from the mine to the customer. Generally, raw coal from surface mines can be shipped in this manner. However, the quality of most underground raw coal does not allow it to be shipped directly to the customer without processing in a preparation plant. Preparation plants separate impurities from coal. This processing upgrades the quality and heating value of the coal by removing or reducing sulfur and ash-producing materials, but entails additional expense and results in some loss of coal. Coals of various sulfur and ash contents can be mixed, or “blended,” at a preparation plant or loading facility to meet the specific combustion and environmental needs of customers. Coal blending helps increase profitability by meeting the quality requirements of specific customer contracts, while maximizing revenue through optimal use of coal inventories.

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

Sulfur Content

Sulfur content can vary from coal seam to coal seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus and complies with the requirements of the Clean Air Act Acid Rain Program. Low sulfur coal is coal which, when burned, emits approximately 1.6 pounds or less of sulfur dioxide per million Btus. Mid-sulfur coal is characterized as coal which, when burned, emits greater than 1.6 pounds of sulfur dioxide per million Btus, but less than 2.5 pounds of sulfur dioxide per million Btus. High sulfur coal is generally characterized as coal which, when burned, emits greater than 2.5 pounds per million Btus.

High sulfur coal can be burned in electric utility plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by up to 99%. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal or by purchasing emission allowances on the open market. Each emission allowance permits the user to emit a ton of sulfur dioxide. By 2000, 90,000 megawatts of electric generation capacity utilized scrubbing technologies. According to the EIA, by 2030, more than 114 gigawatts of existing coal-fired capacity will have installed scrubbers. Additional scrubbing will provide new market opportunities for our medium to high sulfur coal. All new coal-fired electric utility generation plants built in the United States will use clean coal-burning technology.

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

Operations

As of December 31, 2009, we operated a total of 11 surface and 11 underground coal mines located in Kentucky, Maryland, Virginia, West Virginia and Illinois. Approximately 53% of our 2009 production came from surface mines, and the remaining 47% of our production came from our underground mines. These mining facilities include 10 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 22 active mines. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars, roof bolters and various ancillary equipment. Our surface mines are a combination of mountain top removal, highwall, contour and cross ridge operations using truck/loader equipment fleets along with large production tractors. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We currently own most of the equipment utilized in our mining operations. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well maintained. The mobile equipment utilized at our mining operations is replaced on an on-going basis with new, more efficient units based on equipment age and mechanical condition. Each year we endeavor to replace the oldest units, thereby maintaining productivity while minimizing capital expenditures.

The following table provides summary information regarding our principal active operations as of December 31, 2009:

			Type and Number of Mines
Mining Complexes	Location	Preparation Plants	Under- ground	Surface	Total	Mining Method (1)	Transportation	Tons Produced in 2009
								(in thousands)
Eastern	Cowen, WV	1	—	1	1	MTR, TSL	Rail	2,500.7
Hazard	Hazard, KY	—	—	4	4	CTR, MTR, TSL	Rail, Truck	3,669.6
Flint Ridge	Hazard, KY	1	1	—	1	R&P	Rail, Truck	800.8
Knott County	Kite, KY	1	2	—	2	R&P	Rail	518.1
Raven	Raven, KY	1	2	—	2	R&P	Rail	728.5
East Kentucky	Pike Co., KY	—	—	2	2	CTR, MTR, TSL	Rail	933.0
Beckley	Eccles, WV	1	1	—	1	R&P	Rail	750.5
Vindex Energy Corporation	Garrett Co., MD	1	—	3	3	CRM, TSL	Truck, Rail	740.1
Patriot Mining Company	Monongalia Co., WV	—	—	1	1	CTR, TSL	Barge, Rail, Truck	744.9
Wolf Run Mining Buckhannon Division	Upshur Co., WV	1	2	—	2	R&P	Rail, Truck	1,042.4
Powell Mountain	St. Charles, VA	1	1	—	1	R&P	Rail	203.1
Sentinel	Barbour Co., WV	1	1	—	1	R&P	Rail, Truck	1,367.5
Illinois	Williamsville, IL	1	1	—	1	R&P	Truck	2,252.0

(1)	CRM = Cross Ridge Mining; CTR = Contour Mining; R&P = Room-and-pillar; MTR = Mountain Top Removal; HW = Highwall; TSL = Truck and Shovel/Loader.

The following table provides the last three years annual production and the average prices received for our coal for each of our mining complexes:

	2009			2008			2007
Mining Complexes	Tons Produced		Sales Realizations (1)	Tons Produced		Sales Realizations (1)	Tons Produced	Sales Realizations (1)
Eastern	2,500,707		$66.92	3,234,517		$55.36	3,268,000	$42.15
Hazard	3,669,581		$65.72	4,055,874		$54.56	3,868,959	$45.04
Flint Ridge	800,792		$66.25	1,055,996		$55.05	1,306,428	$45.49
Knott County	518,095		$64.84	948,445		$52.57	1,039,714	$46.41
Raven	728,487		$66.81	664,265		$54.45	608,068	$48.30
East Kentucky	933,030		$55.49	1,058,092		$58.39	1,001,911	$51.42
Beckley(2)	750,478		$91.89	531,842		$106.66	39,748	$72.82
Vindex Energy Corporation	740,084		$48.02	939,141		$54.43	853,695	$36.83
Patriot Mining Company	744,908		$51.14	929,645		$40.56	885,108	$25.12
Wolf Run Mining Buckhannon Division	1,042,384		$57.59	993,807		$56.48	636,002	$41.94
Powell Mountain(3)	203,110		$106.45	100,322		$132.17	—	$—
Sentinel	1,367,597		$57.42	1,007,425		$60.73	681,814	$47.22
Illinois	2,251,951		$33.63	2,261,028		$29.94	2,085,495	$29.84
Sycamore Group	—	(4)	$—	—	(4)	$—	82,904	$30.14
	16,251,204			17,780,399			16,357,846

(1)	Excludes freight and handling revenue.
(2)	Beckley was in development until the fall of 2008.
(3)	Powell Mountain was acquired in 2008.
(4)	The Sycamore No. 1 mine was depleted and reclaimed in 2007.

Northern and Central Appalachian Mining Operations

Below is a map showing the location and access to our coal properties in Northern and Central Appalachia as of December 31, 2009:

Our Northern and Central Appalachian mining facilities and reserves are strategically located across West Virginia, Kentucky, Maryland, Virginia and Ohio and are used to produce and ship coal to our customers located primarily in the eastern half of the United States. All of our Northern and Central Appalachian mining operations are union free.

Our mines in Central Appalachia produced 10.1 million tons of coal in 2009 and our mines in Northern Appalachia produced 3.9 million tons of coal in 2009. The coal produced in 2009 from our Northern and Central Appalachian mining operations was, on average, 12,229 Btu/lb., 1.33% sulfur and 12.35% ash by content. Shipments bound for electric utilities accounted for approximately 92% of the coal shipped by these mines in 2009 compared to 91% of shipments in 2008. Within each mining complex, mines have been developed at strategic locations in proximity to our preparation plants and rail shipping facilities. The mines located in Central Appalachia ship the majority of their coal via the CSX rail road and, to a lesser extent, via the Norfolk Southern rail system. Some shipments may also be delivered by truck or barge, depending on the customer. Northern Appalachia shipments are primarily via CSX rail with some barge and truck to customer shipments.

As of December 31, 2009, these mines had 2,006 employees.

Eastern

Eastern operates the Birch River surface mine, located 60 miles east of Charleston, near Cowen in Webster County, West Virginia. Birch River is extracting coal from the Freeport, Upper Kittanning, Middle Kittanning, Upper Clarion and Lower Clarion coal seams. Birch River controls an estimated 9.7 million tons of coal reserves. Additional potential reserves, mineable by both surface and deep mining methods, have been identified in the immediate vicinity of the Birch River mine and exploration activities are currently being conducted in order to add those potential reserves to the reserve base.

The coal reserves are predominantly leased. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most of the leased reserves are held by four lessors. Most of the leases can be renewed until all mineable and merchantable coal has been exhausted.

Overburden is removed by an excavator, front-end loaders, end dumps and bulldozers. Approximately one-third of the total coal sales are run-of-mine, while the other two-thirds are washed at Birch River’s preparation plant. Coal is transported by conveyor belt from the preparation plant to Birch River’s rail loadout, which is served by CSX via the A&O Railroad, a short-line carrier that is partially owned by CSX.

Hazard

Hazard currently operates four surface mines, a unit train loadout (Kentucky River Loading) and other support facilities in eastern Kentucky, near Hazard. Hazard’s four surface mines include East Mac & Nellie, Rowdy Gap, Sam Campbell and Thunder Ridge. The coal from these mines is being extracted from the Hazard 10, Hazard 9, Hazard 8, Hazard 7 and Hazard 5A seams. Nearly all of the coal is marketed as a blend of run-of-mine product with the remainder being washed. Overburden is removed by front-end loaders, end dumps, bulldozers and cast blasting. East Mac & Nellie also utilizes a large capacity hydraulic shovel. Coal is transported by on-highway trucks from the mines to the Kentucky River Loading rail loadout, which is served by CSX. Some coal is direct shipped to the customer by truck from the mine pits.

We estimate that Hazard controls 64.5 million tons of coal reserves, plus 8.0 million tons of coal that is classified as non-reserve coal deposits. Most of the property has been adequately explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Approximately 63% of Hazard’s reserves are leased. Most of the leased reserves are held by seven lessors. In several cases, Hazard has multiple leases with each lessor. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most of the leases can be renewed until all mineable and merchantable coal has been exhausted.

Flint Ridge

As of year-end, Flint Ridge, located near Breathitt County, Kentucky, was currently operating one underground mine and one preparation plant. The underground mine operates in the Hazard 8 seam.

Flint Ridge’s underground mine is a room-and-pillar operation, utilizing continuous miners and shuttle cars. All of the run-of-mine coal is processed at the Flint Ridge preparation plant, which was extensively upgraded in early 2005. Since July 2005, it has been processing coal from the Hazard and Flint Ridge mining complexes.

The majority of the processed coal is trucked to the Kentucky River Loading rail loadout. Some processed coal is trucked directly to the customer from the preparation facility.

We estimate that Flint Ridge controls 23.4 million tons of coal reserves, plus 0.9 million tons of non-reserve coal deposits. Approximately 98% of Flint Ridge’s reserves are leased, while 2% are owned in fee. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most of the leases can be renewed until all mineable and merchantable coal has been exhausted.

Knott County

Knott County operates two underground mines, the Supreme Energy preparation plant and rail loadout and other facilities necessary to support the mining operations in eastern Kentucky, near Kite. Knott County owns certain reserves in fee with the remaining reserves being leased from a number of lessors.

Knott County is producing coal from the Hazard 4 and Elkhorn 3 coal seams. The Calvary mine is operating in the Hazard 4 coal seam, while the Classic mine is operating in the Elkhorn 3 coal seam. Two additional properties are in the process of being permitted for underground mine development. We estimate Knott County controls 18.1 million tons of coal reserves. A significant portion of the property has been explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Approximately 28% of Knott County’s reserves are owned in fee, while approximately 72% are leased. The leases are retained by annual minimum payments and by tonnage-based royalty payments. The leases typically can be renewed until all mineable and merchantable coal has been exhausted.

Knott County’s two underground mines are room-and-pillar operations, utilizing continuous miners and shuttle cars. Nearly all of the run-of-mine coal is processed at the Supreme Energy preparation plant; some of the Hazard 4 run-of-mine coal is blended with the washed coal. All of Knott County’s coal is transported by rail from loadouts served by CSX.

Raven

Raven, located in Knott County, Kentucky, operates two underground mines and the Raven preparation plant. Raven’s two underground mines are producing coal from the Elkhorn 2 coal seam. Two additional properties are in the process of being permitted for underground mine development. We estimate Raven controls 10.2 million tons of coal reserves. Most of the property has been extensively explored, but additional core drilling will be conducted within specified locations to better define the reserves.

Raven’s reserves are all leased from one lessor, Penn Virginia Resource Partners, L.P. The leases are retained by annual minimum payments and by tonnage-based royalty payments. The leases can be renewed until all mineable and merchantable coal has been exhausted.

Raven’s two underground mines are room-and-pillar operations, utilizing continuous miners and battery powered ram cars. The coal is processed at the Raven preparation plant, which began operations in 2006. Nearly all of Raven’s coal is transported by rail via CSX.

East Kentucky

East Kentucky is a surface mining operation located in Martin and Pike Counties, Kentucky, near the Tug Fork River. East Kentucky currently operates the Mt. Sterling and Peelpoplar surface mines and the Sandlick loadout. The loadout is serviced by Norfolk Southern railroad.

Mt. Sterling is an area surface mine that produces coal from the Taylor, Coalburg, Winifrede, Buffalo and Stockton coal seams. All of the coal is sold run-of-mine. We estimate that the Mt. Sterling mine controls 1.5 million tons of coal reserves, of which 88% are owned. No additional exploration is required. Overburden at the Mt. Sterling mine is removed by front-end loaders, end dumps, bulldozers and cast blasting. Coal from the pits is transported by truck to the Sandlick loadout.

Peelpoplar is a surface mine that produces coal using contour mining from the Little Fireclay and Whitesburg Middle coal seams that we estimate to control 0.1 million tons of coal reserves, none of which are owned. Mining is performed using a front-end loader/truck spread and bulldozers. Coal produced is transported by on-highway trucks to the Sandlick loadout. We plan to operate the Peelpoplar mine through early second quarter 2010.

Although Mt. Sterling and Peelpoplar are mined by East Kentucky, the properties are held by our ICG Natural Resources subsidiary. The leases are retained by annual minimum payments and by tonnage-based royalty payments. Most of the leases can be renewed until all mineable and merchantable coal has been exhausted.

 Beckley

The Beckley Pocahontas Mine, located near Beckley in Raleigh County, West Virginia, was placed into production in the fall of 2008 and accesses a 31.3 million-ton deep reserve of high quality low-volatile metallurgical coal in the Pocahontas No. 3 seam. Most of the 16,800 acre Beckley reserve is leased from three land companies: Western Pocahontas Properties, Crab Orchard Coal Company and Beaver Coal Company.

Construction of the slope portal and a new preparation plant was completed in late 2007 with remaining development completed in 2008. Underground production is by means of the room-and-pillar method with continuous miners, shuttle cars and battery haulers. Coal produced from the Beckley operation is marketed to domestic steel producers and for export. Additionally, we have the ability to produce metallurgical coal by reprocessing a nearby coal refuse pile located at Eccles, West Virginia.

Powell Mountain

Acquired in 2008, Powell Mountain, located in Lee County, Virginia and Harlan County, Kentucky, currently operates the Darby mine, a room-and-pillar mine operating two sections with continuous miners and shuttle cars. The mine is operating in the Darby seam with all coal being trucked to the Mayflower preparation plant for processing. Coal is shipped by rail through the dual service rail loadout facility with rail service provided by both the Norfolk Southern and CSX railroads. Some purchased coal is brought into the facility for processing and blending. We plan to begin operation of the new Middle Splint mine in 2011.

Vindex Energy Corporation

Vindex Energy Corporation operates three surface mines, the Carlos mine, the Island mine and the Jackson Mountain mine, all located in Garrett and Allegany Counties, Maryland. The reserves at Vindex are leased from multiple landowners. All surface mines operated by Vindex Energy are truck-and-shovel/loader mining operations which extract coal from the Upper Freeport, Bakerstown, Middle Kittanning, Upper Kittanning, Pittsburgh and Redstone seams. In 2007, Vindex added the Cabin Run property and the Buffalo properties to its reserve base. The total surface mineable reserves at Vindex amount to approximately 11.0 million tons.

Vindex also controls approximately 54.0 million tons of deep mineable reserves in the Bakerstown and Upper Freeport seams. These reserves are low-volatile metallurgical coals suitable for steel making. Permits are in place to allow the prompt development of the reserves.

Most of the surface mine production is shipped directly to the customer as run-of-mine product; however, approximately 15,000 tons per month are targeted toward the export low-volatile metallurgical market. Any coal that must be washed is processed at our preparation plant located near Mount Storm, West Virginia, where the product is shipped to the customer by either truck or rail. A second preparation plant with rail access remains idle, although it is currently used for loading rail shipments to metallurgical customers.

Patriot Mining Company

            Patriot Mining Company currently consists of the Guston Run surface mine, located near Morgantown in Monongalia County, West Virginia. The majority of the coal and surface is leased under renewable contracts with small annual minimum holding costs. Coal is extracted from the Waynesburg seam using contour mining methods with dozers, loaders and trucks. As mining progresses, reserves are being acquired and permitted for future operations. The coal is shipped to the customer by rail, truck or barge using a loading facility which is located near Morgantown, West Virginia. Patriot Mining Company currently controls approximately 9.4 million tons of coal reserves, of which 100% are leased.

Buckhannon Division

Wolf Run Mining Company’s Buckhannon Division currently consists of two active underground mines: the Imperial mine located in Upshur County, West Virginia, near the town of Buckhannon, and the Sycamore No. 2 mine located in Harrison County, West Virginia, approximately ten miles west of Clarksburg. Nearly all of the reserves in Upshur County are owned, while those in Harrison County are leased. The Buckhannon Division currently controls approximately 58.0 million tons of reserves, all of which are suited for underground mining.

The Imperial mine extracts coal from the Middle Kittanning seam. The coal produced at the Imperial mine is processed through the nearby Sawmill Run preparation plant and shipped by CSX rail with origination by the A&O Railroad, although some coal is trucked to local industrial customers. The reserves at the Buckhannon Division have characteristics that make it marketable to both steam and export metallurgical coal customers.

The Sycamore No. 2 mine began producing coal from the Pittsburgh seam by the room-and-pillar mining method with continuous miners and shuttle cars in the fourth quarter of 2005. The reserve is primarily leased from one landowner with an annual minimum holding costs and an automatic renewal based on an annual minimum production of 250,000 tons. An independent contractor has operated the mine since September 2007. The coal produced from the Sycamore No. 2 mine is sold on a raw basis and shipped to Allegheny Power Service Corporation’s Harrison Power Station by truck.

Sentinel

Sentinel consists of one underground mine that extracts coal from the Clarion seam using the room-and-pillar mining method. Clarion seam reserves at the Sentinel mine amount to approximately 13.4 million tons, of which approximately 12% is owned and 88% is leased. Additionally, 19.4 million tons of underground reserves in the Lower Kittanning seam are accessible from the Sentinel mine.

Coal is fed directly from the mine to a preparation plant and loadout facility served by the CSX railroad with origination by the A&O Railroad. The product can be shipped to steam or metallurgical markets, by either rail or truck.

New Appalachian Mine Developments

Tygart Property

The Tygart property (formerly known as the Hillman property), located in Taylor County, West Virginia, near Grafton, includes approximately 186.1 million tons of deep coal reserves of both steam and metallurgical quality coal in the Lower Kittanning seam, covering approximately 65,000 acres. The reserve extends into parts of Barbour, Marion and Harrison Counties as well. ICG owns the Tygart coal reserve, in addition to nearly 4,000 acres of surface property to accommodate the development of two projected mining operations. In addition to the Lower Kittanning reserves, significant non-reserve coal deposits in the Kittanning, Freeport, Clarion and Mercer seams exist on the Tygart property.

The West Virginia Department of Environmental Protection (the “WVDEP”) issued a surface mine permit on June 5, 2007 for the Tygart No. 1 underground longwall mine and preparation plant complex located on the Tygart property. Following an appeal filed by anti-mining activists, the WV Surface Mine Board remanded the permit for additional modifications. The modified permit application was approved in April 2008 and mine site development commenced. A subsequent appeal by the same activists to the WV Surface Mine Board resulted in the suspension of the permit in October 2008 and cessation of construction activity. A modified permit was reissued on May 27, 2009 by the WVDEP, and is again under appeal by the same activists.

Construction of our Tygart No. 1 mining complex is not expected to resume until permit appeals have been exhausted and market conditions justify the additional production. Resumption of work is not currently expected before 2011. At full production, Tygart No. 1 is expected to produce 3.5 million tons annually of high quality coal that is well suited to both the utility market and the high volatile metallurgical market.

Upshur Property

The Upshur Property, located in Northern Appalachia, contains approximately 93.0 million tons of non-reserve coal deposits in the Middle and Lower Kittanning seams. Due to unique geologic characteristics and coal quality constraints, Upshur is a potential location for an on-site power plant. Some preliminary research, including air quality monitoring, has been completed as part of conceptual planning for the future construction of a circulating fluidized bed power plant at Upshur.

Big Creek Property

Our Big Creek reserve, located in Central Appalachia, covers 10,000 acres of leased coal lands located north of the town of Richlands in Tazewell County, Virginia. Total recoverable reserves are 25.9 million tons in the Jawbone and War Creek seams. The Big Creek reserve is all leased from Southern Regional Industrial Realty. The War Creek mine, which is permitted as a room-and-pillar mining operation, is expected to be developed in the future as market conditions warrant. We receive an overriding royalty on coalbed methane production from this property.

Jennie Creek Property

The Jennie Creek reserve, located in Mingo County, West Virginia, is a 44.9 million ton reserve of surface and deep mineable steam coal. This property contains 14.7 million tons of surface mineable, low sulfur coal reserves and 30.2 million tons of high-Btu, mid-sulfur underground reserves in the Alma seam. Efforts are underway to secure an Army Corps of Engineers Section 404 authorization to complete permitting for surface mining on this property. Our Section 404 permit application is currently under enhanced review by the Environmental Protection Agency and the Army Corps of Engineers. We intend to produce the coal by mountaintop, contour and highwall mining. Also, permitting is now in progress for an Alma seam underground mine on this Central Appalachian property.

Illinois Basin Mining Operations

Below is a map showing the location and access to our coal properties in the Illinois Basin as of December 31, 2009:

Illinois operates one large underground coal mine, the Viper mine, in central Illinois. Viper commenced mining operations in 1982 and produces coal from the Illinois No. 5 Seam, also referred to as the Springfield Seam. Viper controls approximately 46.1 million tons of coal reserves. Approximately 82% of the coal reserves are leased, while 18% are owned in fee. The leases are retained by annual minimum payments and by tonnage-based royalty payments.

The Viper mine is a room-and-pillar operation, utilizing continuous miners and battery coal haulers. All of the raw coal is processed at Viper’s preparation plant and shipped by truck to utility and industrial customers located in North Central Illinois. A major rail line is located a short distance from the plant, giving Viper the option of constructing a rail loadout. Shipments to electric utilities account for approximately 68% of coal sales.

Illinois has begun the development of a new portal facility that will allow it to eliminate the operation and maintenance of over five miles of underground beltlines and to seal and close the previously mined area.

As of December 31, 2009, this mine had 287 employees.

Other Operations

Brokered coal sales

In addition to the coal we mine, we purchase and resell coal produced by third parties to fulfill certain sales obligations.

ADDCAR Systems

In our highwall mining business, we have four systems in operation using our patented ADDCAR highwall mining system and intend to build additional ADDCAR systems as required. ADDCAR(TM) is the registered trademark of ICG. The ADDCAR highwall mining system is an innovative and efficient mining system often deployed at reserves that cannot be economically mined by other methods.

A typical ADDCAR highwall mining system consists of a launch vehicle, continuous miner, conveyor cars, a stacker conveyor, electric generator, water tanker for cooling and dust suppression and a wheel loader with forklift attachment.

A five person crew operates the entire ADDCAR highwall mining system with control of the continuous miner being performed remotely by one person from the climate-controlled cab. Our system utilizes a navigational package to provide horizontal guidance, which helps to control rib width, and thus roof stability. In addition, the system provides vertical guidance for avoiding or limiting out of seam dilutions. The ADDCAR highwall mining system is equipped with high-quality video monitors to provide the operator with visual displays of the mining process from inside each entry being mined.

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

In addition to its standard highwall mining system, ADDCAR has also developed a narrow bench highwall mining system and a steep-dip highwall mining system. The narrow bench highwall mining system has a smaller operational footprint that allows operation on narrower mine benches that are often found in Appalachia. The first ADDCAR narrow bench highwall mining system was placed in operation in 2007. The steep-dip highwall mining system allows for mining in steeply dipping coal seams often found in the western U.S. and Canada.  The first ADDCAR steep-dip highwall mining system was delivered to a Canadian customer in 2009.

We currently have the exclusive North American distribution rights, as well as certain international patent rights acquired in the third quarter of 2009, for the ADDCAR highwall mining system.

Coalbed methane

Our subsidiary, CoalQuest, has entered into a lease and joint operating agreement pursuant to which it leases coalbed methane, which is pipeline quality gas that resides in coal seams, and participates in certain coalbed methane wells, from its properties in Barbour, Harrison and Taylor counties in West Virginia. The first production well owned in part by CoalQuest began commercial operations in June 2006 and ten additional wells partially owned by CoalQuest were brought online by the end of 2007. Our coalbed methane lessee developed other wells in which CoalQuest is not a partial owner. In the eastern United States, conventional natural gas fields are typically located in various sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, the coal seams from which we recover coalbed methane are typically less than 1,000 feet deep and are usually better defined than deeper formations. We believe that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations. We believe this project is part of the first application of proprietary horizontal drilling technology for coalbed methane in northern West Virginia coalfields. We have not filed reserve estimates with any federal agency.

We receive an overriding royalty on coalbed methane production from the Crab Orchard Coal Company and Beaver Coal Company coal reserves leased by ICG Beckley in Raleigh County, West Virginia and from the leased Big Creek coal reserves in Tazewell County, Virginia. We also lease coalbed methane from certain of our properties in Kentucky and will receive rents and royalties on future production.

Customers and Coal Contracts

Customers

Our primary customers are investment grade electric utility companies primarily in the eastern half of the United States. The majority of our customers purchase coal for terms of one year or longer, but we also supply coal on a short-term spot basis for some of our customers. Our three largest customers for the year ended December 31, 2009 were Progress Energy, Georgia Power and Santee Cooper and we derived approximately 36% of our revenues from sales to our five largest customers. We did not derive more than 10% of our revenues from any single customer in 2009.

Long-term coal supply agreements

As is customary in the coal industry, we enter into long-term supply contracts (exceeding one year in duration) with many of our customers when market conditions are appropriate. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices. For the year ended December 31, 2009, approximately 89% of our coal sales revenues were derived from long-term supply contracts. We sell the remainder of our coal through short-term contracts and on the spot market. We have also entered into certain brokered transactions to purchase certain amounts of coal to meet our sales commitments. These purchase coal contracts expire in 2010 and are expected to provide us a minimum of approximately 0.5 million tons of coal through the remaining lives of the contracts.

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

Price reopener provisions are present in several of our long-term contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. In a limited number of agreements, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers.

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

In 2009, approximately 99% of our coal (both produced and purchased) from our Central Appalachian operations was delivered to our customers by rail generally on either the Norfolk Southern or CSX rail lines, with the remaining 1% delivered by truck. For our Illinois Basin operations, all of our coal was delivered by truck to customers, generally within an 80 mile radius of our Illinois mine.

We believe we enjoy good relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation and distribution employees.

Suppliers

In 2009, we spent more than $324.6 million to procure goods and services in support of our business activities, excluding capital expenditures. Principal commodities include maintenance and repair parts and services, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. Our outside suppliers perform a significant portion of our equipment rebuilds and repairs both on- and off-site, as well as construction and reclamation activities.

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

Competition

The coal industry is intensely competitive. Our main competitors are Massey Energy Company, Arch Coal, Consol Energy, Alpha Natural Resources, James River Coal Company, Patriot Coal Corporation and various other smaller, independent producers. The most important factors on which we compete are coal price at the mine, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we are able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which accounted for approximately 93% of domestic coal consumption in 2008. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity which is significantly dependent upon economic activity, weather patterns in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of coal, changes in international supply and demand, alternative fuels such as natural gas, oil and nuclear and alternative energy sources, such as hydroelectric power.

Employees

As of December 31, 2009, we had 2,562 employees of which 24% were salaried and 76% were hourly. We believe our relationship with our employees is positive. Our entire workforce is union free.

Reclamation

Reclamation expenses are a significant part of any coal mining operation. Prior to commencing mining operations, a company is required to apply for numerous permits in the state where the mining is to occur. Before a state will approve and issue these permits, it typically requires the mine operator to present a reclamation plan which meets regulatory criteria and to secure a surety bond to guarantee performance of reclamation in an amount determined under state law. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2009, we had $61.1 million in letters of credit supporting our reclamation surety bonds. While bonds are issued against reclamation liability for a particular permit at a particular site, collateral posted in support of the bond is not allocated to a specific bond, but instead is part of a collateral pool supporting all bonds issued by that particular insurer. Bonds are released in phases as reclamation is completed in a particular area.

Environmental, Safety and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as permitting and licensing requirements, employee health and safety, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. These laws and regulations have had, and will continue to have, a significant effect on our costs of production and competitive position. Future legislation, regulations or orders may be adopted or become effective which may adversely affect our mining operations, cost structure or the ability of our customers to use coal. For instance, new legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which we cannot predict. Future legislation, regulations or orders or negative perceptions due to environmental issues may also cause coal to become a less attractive fuel source, resulting in a reduction in coal’s share of the market for fuels used to generate electricity.

We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry and at our operations.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations. In connection with obtaining these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations and could have a material adverse effect on our business. Applications for permits are subject to public comment and may be subject to litigation from third parties seeking to deny issuance of a permit, which may also delay commencement or continuation of mining operations and could have a material adverse effect on our business. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators must also submit a comprehensive plan for mining and restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, we submit our necessary mining permit applications for our planned mines promptly upon securing the necessary property rights and required geologic and environmental data. In our experience, mining permit approvals generally require 12 to 18 months after initial submission; however, in the current regulatory environment, with enhanced scrutiny by regulators, increased opposition by environmental groups and others and potential resultant delays and permit application denials, we now anticipate that mining permit approvals will take even longer than previously experienced, and some permits may not be issued at all. Significant delays in obtaining, or denial of, permits could have a material adverse effect on our business.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which is administered by the Department of Interior’s Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining, as well as for the surface effects of deep mining. Mine operators must obtain SMCRA permits and permit renewals from the OSM, or the appropriate state regulatory agency, for authorization of certain mining operations that result in a disturbance of the surface. If a state adopts a regulatory program as comprehensive as the federal mining program under SMCRA, the state becomes the regulatory authority. States in which we have active mining operations have achieved primary control of enforcement through federal approval of the state program.

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

The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining.

Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land, and documents required by the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal owners of the entity.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice and opportunity for public comment on a proposed permit is required before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and typically take 12 to 18 months, or even longer, to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has rights to comment on, and otherwise engage in, the permitting process, including through intervention in the courts. From time to time, litigation is brought to modify, revoke or enjoin the issuance of SMCRA and other permits. For example, our Hazard Thunder Ridge permit was previously the subject of litigation seeking to enjoin the construction of certain valley fills, and our Tygart Valley surface mine permit is currently being administratively appealed by an anti-mining activist group.

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

Surety Bonds

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations, including mine closure or reclamation costs, coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis.

Surety bond costs have increased in recent years while the market terms of such bonds have generally become more unfavorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies also require posting of collateral, typically in the form of letters of credit, to secure the surety bonds. As of December 31, 2009, we had $61.1 million in letters of credit supporting our reclamation surety bonds.

Clean Air Act

The federal Clean Air Act, and comparable state laws that regulate air emissions, directly affect coal mining operations, but have a far greater indirect effect. Direct impacts on coal mining and processing operations may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired electricity generating plants and coke ovens. Proposed regulations would also subject greenhouse gas emissions to regulation under the Clean Air Act. The general effect of such extensive regulation of emissions from coal-fired power plants could be to reduce demand for coal.

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

Criteria Pollutants

The Clean Air Act authorizes the U.S. Environmental Protection Agency (the “EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”) for pollutants. Among the pollutants for which standards have been adopted (criteria pollutants) are sulfur dioxide, nitrogen oxides, ozone, particulate matter and fine particulates. Areas that are not in compliance with these standards (non-attainment areas) must take steps to reduce emissions levels. The EPA is required to regularly review these standards and may revise them following such reviews. Revisions to the standards typically make them more stringent and increase compliance costs as they are implemented.

Following identification of non-attainment areas, each individual state will identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Future regulation and enforcement of the most recent ozone and PM2.5 standards will affect many power plants, especially coal-fired plants and all plants in non-attainment areas.

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

New source review requirements, which are imposed on major sources of pollutants, such as coal-fired power plants, and new source performance standards also impose control and emission requirements.

Installation of additional control measures, such as selective catalytic reduction devices, will make it more costly to operate coal-fired electricity generating plants and industrial boilers, thereby making coal a less attractive fuel and reducing demand for our products.

Mercury

The EPA has announced that it intends to initiate a rulemaking to adopt technology-based standards for mercury emissions from coal-fired power plants in response to a court order which vacated and remanded its 2005 Clean Air Mercury Rule, which would have reduced mercury emissions from such plants by a nationwide average of nearly 70%. The parties that overturned this rule seek even greater reductions in mercury emissions uniformly applied to all power plants. Some parties contend that during the pendency of this rulemaking, these plants are subject to mercury emission limitations determined on a case-by-case basis applying maximum achievable control technology.

Other proposals for controlling mercury emissions from coal-fired power plants have been made, such as establishing state or regional emission standards. If these proposals were enacted, the mercury content and variability of our coal would become a factor in future sales and could reduce demand for our products. In addition, seven Northeastern states have prepared and submitted to the EPA a Northeast Regional Mercury Total Maximum Daily Load to reduce mercury in natural water courses by reducing air deposition of mercury primarily from coal-fired power plants in the Midwest.

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

Climate Change

Global climate change concerns have a potentially far-reaching impact upon our business, including our reputation and results of operations. Concerns over measurements, estimates and projections of global climate change, particularly global warming, have resulted in widespread calls for the reduction, by regulation and voluntary measures, of the emission of greenhouse gases, which include carbon dioxide and methane. These measures could impact the market for our coal and coalbed methane, increase our own energy costs and affect the value of our coal reserves. The United States has not ratified the Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which would require our nation to reduce greenhouse gas emissions to 93% of 1990 levels by 2012. The United States is participating in international discussions to develop a treaty or other agreement to require reductions in greenhouse gas emissions after 2012 and has signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions.

The U.S. Congress is considering a variety of legislative proposals which would restrict and/or tax the emission of greenhouse gases from the combustion of coal and other fuels and which would mandate or encourage the generation of electricity by new facilities that do not use coal.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the EPA issued its so-called Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from coal combustion) and methane (which is emitted from coal beds) may reasonably be anticipated to endanger public health and welfare. Based on this finding, EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation. The EPA has already proposed regulations that would impact major stationary sources of greenhouse gas emissions, including coal-fired power plants, that could come into effect as early as March 2010.

In addition to materially adversely impacting our markets and the demand for our products, regulations enacted due to climate change concerns could affect our operations by increasing our costs. Our energy costs could increase and we may have to incur higher costs to control emissions of carbon dioxide, methane or other pollutants from our operations.

While advocating for comprehensive federal legislation, many states have adopted measures, sometimes as part of a regional collaboration, to reduce greenhouse gases generated within their own jurisdiction. These measures include emission regulations, including regional cap and trade programs, mandates for utilities to generate a portion of their electricity without using coal and incentives or goals for generating electricity using renewable resources. Some municipalities have also adopted similar measures. Even in the absence of mandatory requirements, some entities are electing to purchase electricity generated by renewable resources for a variety of reasons, including participation in programs calling for voluntary reductions in greenhouse gas emissions.

Passage of additional state or federal laws or regulations regarding greenhouse gas emissions or other actions to limit greenhouse gas emissions could result in fuel switching, from coal to other fuel sources, by electric generators. Such laws and regulations could, for example, include mandating decreases in greenhouse gas emissions from coal-fired power plants, imposing taxes on greenhouse gas emissions, requiring certain technology to capture and sequester greenhouse gases from new coal-fired power plants and encouraging the production of non-coal-fired power plants. Political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If measures such as these or other similar measures, like controls on methane emissions from coal mines, are ultimately imposed on the coal industry by federal or state governments or pursuant to international treaty, our operating costs may be materially and adversely affected. Similarly, alternative fuels (non-fossil fuels) could become more attractive than coal in order to reduce greenhouse gas emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.

Clean Water Act

The federal Clean Water Act (“CWA”) and corresponding state laws affect coal mining operations by imposing restrictions on the discharge of certain pollutants into water and on dredging and filling wetlands and jurisdictional waters. The CWA establishes instream water quality standards, including anti-degradation standards, and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water.

Permits under Section 404 of the CWA are required for coal companies to conduct dredging or filling activities in jurisdictional waters for the purpose of conducting any instream activities, including installing culverts, creating water impoundments, constructing refuse areas, creating slurry ponds, placing valley fills or performing other mining activities. Jurisdictional waters typically include intermittent and perennial streams and may, in certain instances, include man-made conveyances that have a hydrologic connection to a stream or wetland. The Army Corps of Engineers (“ACOE”) authorizes instream activities under either a general “nationwide” permit or under an individual permit, based on the expected environmental impact. A nationwide permit may be issued for specific categories of filling activity that are determined to have minimal environmental adverse effects; however, the effective term of such permits is limited to no longer than five years. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. An individual permit typically requires a more comprehensive application process than a nationwide permit, including public notice and comment, but an individual permit can be issued for the project life. We have secured nationwide permits and individual permits, depending on the expected duration and timing of the proposed instream activity. We do not expect to seek further Nationwide Permit 21 authorizations for our relevant operations, but will apply for individual permits.

The coal mining industry, and on occasion our operations, have been subject to litigation to prevent, restrict or delay the issuance of permits under the Clean Water Act. This litigation has resulted in more voluminous and costly permit applications and requirements and delays in obtaining permits.

On July 15, 2009 the ACOE proposed to modify NWP 21 to preclude its use in a six-state Appalachian region, including Kentucky and West Virginia. This action was taken pursuant to a June 11, 2009 memorandum of understanding (“MOU”) entered into by OSM, the EPA and ACOE to implement an interagency plan to significantly reduce the harmful environmental consequences of Appalachian surface coal mining.

In accordance with the MOU, on November 30, 2009, the OSM published an Advance Notice of Proposed Rulemaking announcing its intent to revise the stream buffer zone rule. Certain of the proposed alternatives would effectively prohibit the placement of materials generated by coal mining into intermittent or perennial streams, which practice is essential to surface mining in central Appalachia. A prohibition against excess spoil placement in such streams would essentially eliminate surface mining in steep terrain, thus rendering much of our coal reserves unmineable. Restrictions on the placement of coal refuse material in such streams could limit the life of existing coal processing operations, potentially block new coal preparation plants and at minimum significantly increase our operating costs.

Also subsequent to the MOU, in September 2009, the EPA announced that 79 pending permit applications for Appalachian coal mining warranted further review because of continuing concerns about water quality and/or regulatory compliance issues. These include four of our permit applications: Eastern Jennie Creek Surface Mine, Hazard Rowdy Gap Surface Mine and Bearville North Surface Mine, and Knott County. While the EPA has stated that its identification of these 79 permits does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the ACOE on these projects, it is unclear how long the further review will take for our four permits or what the final outcome will be. It is also unclear what impact this process may have on our future applications for surface coal mining permits. Excessive delays in permitting may require adjustment of our production budget and mining plans.

Judge Robert C. Chambers of the U.S. District Court for the Southern District of West Virginia ruled in March 2007 in a lawsuit filed by several citizen groups against the ACOE that the ACOE failed to adequately assess the impacts of surface mining on headwaters and approved mitigation that did not appropriately compensate for stream losses. Judge Chambers in June 2007 found that sediment ponds situated within a stream channel violated the prohibition against using the waters of the U.S. for waste treatment and further decided that using the reach of stream between a valley fill and the sediment pond to transport sediment-laden runoff is prohibited by the Clean Water Act. In February 2009, the Fourth Circuit Court of Appeals overturned these decisions and remanded the case for further proceedings. On August 26, 2009 the citizen groups petitioned the Supreme Court for a writ of certiorari. Replies to the writ of certiorari from the ACOE and the intervenors are due March 9, 2010. Additionally, in November 2009, Judge Chambers invalidated two additional permits in a parallel case based on a finding that the public notices of the applications did not provide sufficient information on the proposed mitigation plan to allow meaningful public comment.

On December 6, 2007, the Sierra Club and Kentucky Waterways Alliance sued the ACOE in the U.S. District Court for the Western District of Kentucky alleging that the ACOE Louisville District wrongfully issued a Section 404 authorization to Hazard’s Thunder Ridge surface mine in Perry County, Kentucky. The plaintiffs, who were represented by the same counsel as the plaintiffs in the Chambers lawsuit, made essentially the same claims but added the charge that the ACOE violated the National Environmental Policy Act requirement that stream impacts first must be avoided or in the alternative minimized. On December 26, 2007, the ACOE suspended the Section 404 permit to allow it to review and supplement as needed the administrative record on which the permit decision is based. Hazard prepared and submitted supplemental information, including a watershed scale cumulative impact assessment and a site-specific fill minimization plan, for the ACOE’s consideration in 2008.  The ACOE reissued the Section 404 authorization in March 2009.  An agreement was executed on November 13, 2009 between the plaintiffs and Hazard that allowed Hazard to proceed with development of the remaining valley fills in exchange for certain changes to the mine reclamation plan along with a $50,000 contribution to a local watershed restoration project.  The court accepted the settlement and entered an order on November 20, 2009 dismissing the litigation.

On October 23, 2003, several citizens groups sued the ACOE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate nationwide permits utilized by the ACOE and the coal industry for permitting most instream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. Although the lower court enjoined the issuance of authorizations under Nationwide Permit 21, that decision was overturned by the Fourth Circuit Court of Appeals, which concluded that the ACOE complied with the Clean Water Act in promulgating Nationwide Permit 21. While this case remained dormant since the appeals court decision, the judge asked the parties to brief the court regarding the effects of the Chambers’ decision on the Nationwide Permit 21 program. The requested briefs were filed in 2008 and the case is pending decision or further directive by the court.

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

In September 2008 the Sixth Circuit Court of Appeals partly affirmed and partly rejected a federal district court’s decision that had upheld EPA’s approval of Kentucky’s new anti-degradation regulations. Anti-degradation regulations prohibit diminution of water quality in streams. The circuit court upheld Kentucky’s methodology for designating high quality waters, even though environmental groups claimed the methodology resulted in too few high quality designations. The circuit court also affirmed Kentucky’s designation method on a water body-by-water body approach and rejected environmentalist claims that such designations must be conducted on a parameter by parameter basis. The court also upheld Kentucky’s exclusion of “impaired” waters from anti-degradation review. However, the circuit court struck down the district court’s approval of Kentucky’s alternative anti-degradation implementation procedures for coal mining. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K. In addition, legislation has been introduced in the U.S. Congress that would restrict or prevent mountaintop mining.

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. All of the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. The federal Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”) was signed into law on June 15, 2006 and implementation of the specific requirements of the MINER Act is currently underway. The Mine Safety and Health Administration (“MSHA”) issued an emergency temporary standard addressing sealing of abandoned areas in underground mines on May 22, 2007 and, on September 6, 2007, MSHA published a proposed rule that would implement Section 4 of the MINER Act by addressing composition and certification of mine rescue teams and improving their availability and training. While mine safety and health regulation has a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation. However, pending legislation in various states could result in differing operating costs in different states and, therefore, our competitors operating in states with less stringent new legislation may not be subject to the same degree of regulation.

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for underground coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. In 2009, we recognized $11.6 million of expense related to this excise tax.

Resource Conservation and Recovery Act

The RCRA affects coal mining operations by establishing requirements for the treatment, storage and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Subtitle C of the RCRA exempted fossil fuel combustion byproducts from hazardous waste regulation until the EPA completed a report to Congress and, in 1993, made a determination on whether the combustion byproducts should be regulated as hazardous. In the 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion byproducts (“CCBs”) generated at electric utility and independent power producing facilities, such as coal ash.

In May 2000, the EPA concluded that CCBs do not warrant regulation as hazardous waste under the RCRA and that the hazardous waste exemption applied to these CCBs. However, the EPA has determined that national non-hazardous waste regulations under the RCRA Subtitle D are needed for CCBs disposed in surface impoundments and landfills and used as mine-fill. The agency also concluded beneficial uses of these CCBs, other than for mine-filling, pose no significant risk and no additional national regulations are needed. However, the EPA has announced that it will issue a proposed rule to regulate the disposal of CCBs under the RCRA. As long as the exemption remains in effect, it is not anticipated that regulation of CCBs will have any material effect on the amount of coal used by electricity generators. Most state hazardous waste laws also exempt CCBs and instead treat them as either a solid waste or a special waste.

Due to the hazardous waste exemption for CCBs such as ash, some of the CCBs are currently put to beneficial use. For example, at certain mines, we sometimes use ash deposits from the combustion of coal as a beneficial use under our reclamation plan. The alkaline ash used for this purpose serves to help alleviate the potential for acid mine drainage. Also, we are paid to dispose of CCBs at our Illinois mine by our customers. Efforts continue by environmental groups and others for the adoption of more stringent disposal requirements for CCBs. Any increased costs associated with handling or disposal of CCBs would increase our customers’ operating costs and potentially reduce their coal purchases. Increased regulation may cause us increased costs due to substitute reclamation materials or decreased revenue due to discontinuing disposal on behalf of our customers. In addition, contamination caused by the past disposal of ash can lead to material liability.

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

Coal Industry Retiree Health Benefit Act of 1992

Unlike many companies in the coal business, we do not have significant liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”), which requires the payment of substantial sums to provide lifetime health benefits to union-represented miners (and their dependents) who retired before 1992, because liabilities under the Coal Act that had been imposed on our predecessor or acquired companies were retained by the sellers and, if applicable, their parent companies in the applicable acquisition agreements, except for Anker Coal Group, Inc. (“Anker’). We should not be liable for these liabilities retained by the sellers unless they and, if applicable, their parent companies fail to satisfy their obligations with respect to Coal Act claims and retained liabilities covered by the acquisition agreements. Upon the consummation of the business combination with Anker, we assumed Anker’s Coal Act liabilities, which were estimated to be $1.4 million at December 31, 2009.

Endangered Species Act

The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. A number of species indigenous to our properties are protected under the Endangered Species Act. However, based on the species that have been identified to date and the current application of applicable laws and regulations, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans.

Emergency Planning and Community Right to Know Act

Some of our subsidiary operations utilize materials and/or store substances that require certain reporting to local and state authorities under the federal Emergency Planning and Community Right to Know Act. If required reporting is missed, it can result in the assessment of fines and penalties. We do not believe that any potential fines or penalties that could potentially arise under the federal Emergency Planning and Community Right to Know Act would materially or adversely affect our ability to mine coal.

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

Additional Information

We file annual, quarterly and current reports, as well as amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings without charge through our website, www.intlcoal.com, or the SEC’s website, www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) SEC–0330 for further information on the public reference room. You may also request copies of our filings, at no cost, by telephone at (304) 760-2400 or by mail at: International Coal Group, Inc., 300 Corporate Centre Drive, Scott Depot, West Virginia 25560, Attention: Secretary.

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

Deep mine. See Underground mine below.

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

High-Btu coal. Coal which has an average heat content of 12,500 Btus per pound or greater.

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

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality depends on four important criteria: volatile matter, which affects coke yield; the level of impurities including sulfur and ash, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal typically has a particularly high-Btu level, but low ash and sulfur content.

Nitrogen oxide (NOx). A gas formed in high temperature environments such as coal combustion. It is a harmful pollutant that contributes to acid rain.

Non-reserve coal deposits. Non-reserve coal deposits are coal bearing bodies that have been sufficiently sampled and analyzed, but do not qualify as a commercially viable coal reserve as prescribed by SEC rules until a final comprehensive SEC-prescribed evaluation is performed.

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

Tons. A “short,” or net, ton is equal to 2,000 pounds. A “long,” or British, ton is equal to 2,240 pounds. A “metric” ton is approximately 2,205 pounds. The short ton is the unit of measure referred to in this report.

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

Our results of operations are dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs. Any decreased demand would cause spot prices to decline and require us to increase productivity and decrease costs in order to maintain our margins. A decrease in the price we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to meet our bank loan requirements, improve our productivity and invest in our operations. The prices we receive for coal depend upon factors beyond our control, including:

•	supply of and demand for domestic and foreign coal;

•	demand for electricity;

•	domestic and foreign demand for steel and the continued financial viability of the domestic and/or foreign steel industry;

•	proximity to, capacity of and cost of transportation facilities;

•	domestic and foreign governmental legislation, regulations and taxes;

•	air emission standards for coal-fired power plants;

•	regulatory, administrative and judicial decisions;

•	price and availability of alternative fuels, including the effects of technological developments; and

•	effect of worldwide energy conservation measures.

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

Restrictions on the emission of greenhouse gases, including carbon dioxide, continue to be proposed and adopted by various legislative and regulatory bodies at federal, state and local levels of government and at the international level. The intended effect of these restrictions is to discourage the combustion of fossil fuels in general and the generation of electricity by coal in particular in favor of "alternative sources" of energy which do not involve the combustion of fossil fuels. For example, on June 26, 2009 the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (House Bill 2454). If enacted, this bill would create or expand myriad federal programs designed to reduce energy produced by burning fossil fuels and increase alternative energy sources. In particular, the bill would reduce greenhouse gas emissions via a cap and trade system for larger emitters, including coal-fired power plants. A cap would be placed on overall U.S. greenhouse gas emissions beginning in 2012 and, compared to 2005 levels, would increasingly reduce emissions by 83 percent in 2050. The economic impact of the cost of this cap on coal users would be mitigated by allocating to electric utilities and certain other industries "free allowances" which would progressively decrease over time. A similar bill has been introduced in the U.S. Senate. The imposition of such a program, or the effect of negative public perceptions of coal due to climate change issues, may result in more electric power generators shifting from coal to natural gas-fired plants or alternative energy sources. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. The United States is participating in international discussions to develop a treaty or other agreement to require reductions in greenhouse gas emissions after 2012 and has signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions.

A step toward potential restriction on greenhouse gas emissions under the Clean Air Act was taken on December 7, 2009 when the EPA issued its so-called Endangerment Finding. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from coal combustion) and methane (which is emitted from coal beds) may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation. The EPA has already proposed regulations that would impact major stationary sources of greenhouse gas emissions, including coal-fired power plants, that could come into effect as early as March 2010.

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

We sell a significant portion of our coal under long-term coal supply agreements, which we define as contracts with a term greater than 12 months. For the year ended December 31, 2009, approximately 89% of our coal sales revenues were derived from coal sales that were made under long-term coal supply agreements. As of that date, we had 40 long-term sales agreements with a volume-weighted average term of approximately 3.7 years. The prices for coal shipped under these agreements are typically fixed for at least the initial year of the contract, subject to certain adjustments in later years and thus may be below the current market price for similar type coal at any given time, depending on the timeframe of contract execution or initiation. As a consequence of the substantial volume of our sales that are subject to these long-term agreements, we have less coal available with which to capitalize on higher coal prices, if and when they arise. In addition, in some cases, our ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes allowable under some contracts. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide not to extend or enter into new long-term contracts or, in the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms.

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

Certain provisions in our long-term supply agreements may provide limited protection during periods of adverse economic conditions. For example, the customer may be forced to reduce electricity output due to weak demand. If the low demand were to persist for an extended period, the customer might be forced to delay our contract shipments thereby reducing our revenue.

Price adjustment, price reopener and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Most of our coal supply agreements contain provisions that allow for the purchase price to be renegotiated at periodic intervals. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to agree on a new price, sometimes between a specified range of prices. In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price would result in decreased revenues. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.

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

As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our coal customers have delayed shipments, or requested deferrals, pursuant to our existing long-term coal supply agreements. Other customers similarly may seek to delay shipments or request deferrals under existing agreements. In the current economic environment, the spot market for coal may not provide an acceptable alternative to sell our uncommitted tons.  We currently are evaluating customer deferrals and are in negotiations with a number of the customers that have made such requests. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all.

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

Additionally, while we have committed and priced the vast majority of our planned shipments of coal production for next year, 61%, or approximately 900,000 tons, of our uncommitted tonnage for 2010 is metallurgical coal.

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

Our coal mining operations use significant amounts of steel, rubber, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials. Scrap steel prices have risen significantly and, historically, the prices of scrap steel and petroleum have fluctuated. There may be other acts of nature, terrorist attacks or threats or other conditions that could also increase the costs of raw materials. If the price of steel, rubber, petroleum products or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our profitability. Additionally, shortages in raw materials used in the manufacturing of supplies and mining equipment could limit our ability to obtain such items which could have an adverse effect on our ability to carry out our business plan.

The accident at the Sago mine could negatively impact our business.

On January 2, 2006, an explosion occurred at our Sago mine in West Virginia, which was sealed and permanently closed in 2009. The explosion tragically resulted in the deaths of twelve miners and the critical injury of another miner. As a result of the accident, civil litigation by various claimants has been initiated arising out of the accident. Our business may be negatively impacted by various factors including the diversion of management’s attention from our day-to-day business, further negative media attention, the impact of litigation commenced against us and any claims that may be asserted against us that are not covered, in whole or in part, by our insurance policies.

A shortage of skilled labor in the mining industry could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In order to support our planned expansion opportunities, we intend to continue sponsoring both in-house and vocational coal mining programs at the local level in order to train additional skilled laborers. A tight labor market in 2008 led to the need to offer more competitive compensation packages. As a result, $15.48 of our cost of coal sales per ton in 2009 was attributable to labor and benefits, compared to $12.68 for 2008. In the event that a shortage of experienced labor were to arise or we are unable to train the necessary amount of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production, which could have a material adverse effect on our earnings.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our senior management team averages 25 years of experience in the coal industry, which includes developing innovative, low-cost mining operations, maintaining strong customer relationships and making strategic, opportunistic acquisitions. The loss of any of our senior executives could have a material adverse effect on our business. There may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. We may not be able to locate or employ qualified executives on acceptable terms. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled personnel with coal industry experience. Competition for these persons in the coal industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future. Our failure to retain or attract key personnel could have a material adverse effect on our ability to effectively operate our business.

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

Our mining operations are subject to conditions that can impact the safety of our workforce or delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include:

•	fires and explosions from methane gas or coal dust;

•	accidental minewater discharges;

•	weather, flooding and natural disasters;

•	unexpected maintenance problems;

•	key equipment failures;

•	variations in coal seam thickness;

•	variations in the amount of rock and soil overlying the coal deposit; and

•	variations in rock and other natural materials and variations in geologic conditions.

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

As a result of our acquisition of Anker and of historical financial results, we have recorded deferred tax assets. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized. We evaluate our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards each period and, in compliance with FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.

Failure to obtain or renew surety bonds in a timely manner and on acceptable terms could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations, such as mine closure or reclamation costs and federal and state workers’ compensation costs. Certain business transactions, such as coal leases and other obligations, may also require bonding. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral or other less favorable terms upon those renewals. The ability of surety bond issuers and holders to demand additional collateral or other less favorable terms has increased as the number of companies willing to issue these bonds has decreased over time. Our failure to maintain, or our inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including, without limitation:

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

At December 31, 2009, we had $73.6 million of letters of credit in place, of which $61.1 million serve as collateral for reclamation surety bonds and $12.5 million secured miscellaneous obligations. Our amended and restated credit facility provides for a revolving credit facility of $100.0 million, of which up to $80.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our amended and restated credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations.

Our business requires continued capital investment, which we may be unable to provide.

Our business strategy requires continued capital investment for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities are not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available, particularly in current market conditions, or if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate sufficient earnings or to obtain sufficient additional capital in the future or fail to manage our capital investments effectively, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness.

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

            The credit agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit agreement, the lenders under the credit agreement will be entitled to take various actions, including demanding payment for all amounts outstanding thereunder and foreclosing on any collateral. If the lenders were to do so, our other debt obligations including the senior notes and the convertible notes, would also have the right to accelerate those obligations which we would be unable to satisfy. See “– Our ability and the ability of some of our subsidiaries to engage in some business transactions or to pursue our business strategy may be limited by the terms of our existing debt.”

Increased consolidation and competition in the U.S. coal industry may adversely affect our ability to retain or attract customers and may reduce domestic coal prices.

During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. According to the EIA, in 1995, the top ten coal producers accounted for approximately 50% of total domestic coal production. By 2008, however, the top ten coal producers’ share had increased to approximately 66% of total domestic coal production. Consequently, many of our competitors in the domestic coal industry are major coal producers who have significantly greater financial resources than us. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and profitability.

The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments and environmental and other governmental regulations and any other pressures placed on companies that are connected to the emission of greenhouse gases. If foreign demand for U.S. coal were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.

Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base is changing with an increasing focus on metallurgical sales to domestic and export steel customers. Despite the recent improvement in steel output, the steel industry experienced a dramatic downturn in late 2008 that continued for most of 2009. Most of the industry experienced steep losses during the period, thus if the current recovery does not continue our ability to collect from some of our customers could be impaired.

Continued deregulation by our utility customers that sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. Further, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default.

We sometimes have contracts to supply coal to energy trading and brokering companies under which those companies sell coal to end users. In recent years, the creditworthiness of the energy trading and brokering companies with which we do business declined, increasing the risk that we may not be able to collect payment for all coal sold and delivered to or on behalf of these energy trading and brokering companies.

In the current economic climate certain of our customers and their customers may be affected by cash flow problems, which can increase the time it takes to collect accounts receivable.

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

We are parties to a number of legal proceedings incidental to normal business activities, including several complaints related to the accident at our Sago mine, a breach of contract complaint by one of our customers related to the idling of our Sycamore No. 2 mine and a class action lawsuit that alleges that the registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. Some actions brought against us from time to time may have merit. There is always the potential that an individual matter or the aggregation of many matters could have an adverse effect on our financial condition, results of operations or cash flows. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K.

Risks Relating to Government Regulation

Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•	limitations on land use;

•	employee health and safety;

•	mandated benefits for retired coal miners;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	air quality standards;

•	water pollution;

•	construction and permitting of facilities required for mining operations, including valley fills and other structures, including those constructed in natural water courses and wetlands;

•	protection of human health, plantlife and wildlife;

•	discharge of materials into the environment;

•	surface subsidence from underground mining; and

•	effects of mining on groundwater quality and availability.

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

Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before July 1973. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchaser of our coal under many of our long-term sales contracts, it could increase our operating costs and harm our results. Recently, there has been a renewed focus on rates of black lung disease among coal workers. As a result, there may be greater federal scrutiny of the industry that could lead to new and more costly regulation which may increase our cost of contributions to the trust fund.

The costs, liabilities and requirements associated with existing and future regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provisions for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability could be adversely affected. See “Environmental, Safety and Other Regulatory Matters.”

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

 In a March 2007 decision pertaining originally to certain Section 404 permits issued to Massey Energy Company, Judge Robert C. Chambers of the U.S. District Court for the Southern District of West Virginia ruled that the ACOE failed to adequately assess the impacts of surface mining on headwaters and approved mitigation that did not appropriately compensate for stream losses. In June 2007, Judge Chambers found that sediment ponds situated within a stream channel violated the prohibition against using the waters of the U.S. for waste treatment and further decided that using the reach of stream between a valley fill and the sediment pond to transport sediment-laden runoff is prohibited by the Clean Water Act. A three-judge panel of the Fourth Circuit on February 13, 2009 reversed, vacated and remanded Judge Chambers’ March 2007 and June 2007 decisions in their entirety, ruling that the ACOE properly exercised its discretion in the permit review and approval process. On August 26, 2009, the environmental groups petitioned the Supreme Court for a writ of certiorari. Additionally, in November 2009, Judge Chambers invalidated two additional permits in a parallel case based on a finding that the public notices of the applications did not provide sufficient information on the proposed mitigation plan to allow meaningful public comment.

            A similar challenge to the ACOE Section 404 permit process was launched by environmental groups in Kentucky in December 2007, when a lawsuit was filed in federal court against the ACOE alleging that it wrongfully issued a Section 404 authorization for the expansion of Hazard’s Thunder Ridge surface mine. Hazard intervened in the suit to protect our interests. A settlement was negotiated between Hazard and the plaintiffs that allows Hazard the use of the remaining valley fill in exchange for revisions to certain portions of the revegetation plan and a donation of $50,000 to a local watershed improvement project. The federal court on November 20, 2009 entered a “Stipulation of Voluntary Dismissal” that ended the litigation. See “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K.

            Litigation of this type, which is designed to prevent or delay the issuance of permits needed for mining or to make permit or regulatory standards more stringent, whether brought directly against us or against governmental agencies that establish environmental standards and issue permits, could greatly lengthen the time needed to permit the mining of reserves, significantly increase our operating costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation.  We may not be able to increase the price of our coal to cover higher production costs without reducing customer demand for our coal.

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

            The U.S. Congress and state legislatures have in the past and are currently considering proposals that would effectively prohibit the placement of materials generated by coal mining into waters of the United States, which practice is essential to surface mining in central Appalachia. A prohibition against excess spoil placement in streams would essentially eliminate surface mining in steep terrain, thus rendering much of our coal reserves unmineable. Restrictions on the placement of coal refuse material in streams or in abandoned underground coal mines could limit the life of existing coal processing operations, potentially block new coal preparation plants and at minimum significantly increase our operating costs. Public concerns regarding the environmental, health and aesthetic impacts of surface mining could, independent of regulation, affect our reputation and reduce demand for our coal.

            Revision of the federal stream buffer zone regulation to restrict disposal of mining spoil material or coal refuse material could eliminate certain mining methods, significantly increase our operating costs and materially harm our financial condition and operating results.

            On November 30, 2009, the Office of Surface Mining published an Advance Notice of Proposed Rulemaking announcing its intent to revise the stream buffer zone rule. Certain of the proposed alternatives would effectively prohibit the placement of materials generated by coal mining into intermittent or perennial streams, which practice is essential to surface mining in central Appalachia. A prohibition against excess spoil placement in such streams would essentially eliminate surface mining in steep terrain, thus rendering much of our coal reserves unmineable. Restrictions on the placement of coal refuse material in such streams could limit the life of existing coal processing operations, potentially block new coal preparation plants and at minimum significantly increase our operating costs.

            We must obtain governmental permits and approvals for mining operations, which can be a costly and time-consuming process, can result in restrictions on our operations and is subject to litigation that may delay or prevent us from obtaining necessary permits.

            Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Separately, the Clean Water Act requires permits for operations that discharge into waters of the United States. Valley fills and refuse impoundments are authorized under permits issued by the ACOE. The EPA has the authority, which it has rarely exercised until recently, to object to permits issued by the ACOE. While the ACOE is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the ACOE decision and veto the permits.

            Under the provisions of a Memorandum of Understanding executed on June 11, 2009 between the EPA, the ACOE and the Department of the Interior, the ACOE intends to suspend the use of NWP21 for surface mining activities in Appalachia while NWP21 is modified to prohibit its use to authorize discharges of dredged or fill material into waters of the United States for surface coal mining activities in the Appalachian region of the following states: Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. In September 2009, the EPA announced 79 pending Clean Water Act 404 permit applications for Appalachian coal mining warranted further review because of continuing concerns about water quality and/or regulatory compliance issues. These include four of our permit applications. One of the permit applications is for our Jennie Creek surface mine. The failure to issue a Section 404 permit would prevent the planned commencement of the Jennie Creek surface mine. Operating alternatives to the other three applications under further review exist, although the alternatives are less economical than the proposed projects. While the EPA has stated that its identification of these 79 permits does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the ACOE on these projects, it is unclear how long the further review will take for our four permits or what the final outcome will be. It is also unclear what impact this process may have on our future applications for surface coal mining permits. Permitting under the Clean Water Act has been a frequent subject of litigation by environmental advocacy groups that has resulted in periodic delays in such permits issued by the ACOE. Excessive delays in permitting may require adjustments of our production budget and mining plans.

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

Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or even impossible, thereby precluding continuing or future mining operations. The public has certain rights to comment upon and otherwise engage in the permitting process, including through court intervention. Furthermore, in the current regulatory environment, with enhanced scrutiny by regulators, increased opposition by environmental groups and others and potential resultant delays and permit application denials, we now anticipate that mining permit approvals will take even longer than previously experienced, and some permits may not be issued at all. Accordingly, the permits we need may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion or may involve requirements that restrict our ability to conduct our mining operations. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flows and profitability.

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining, as well as the surface effects of deep mining. Estimates of our total reclamation and mine closure liabilities are based upon permit requirements, engineering studies and our engineering expertise related to these requirements. The estimate of ultimate reclamation liability is reviewed periodically by our management and engineers. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Asset retirement obligations are recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third-party profit, as necessary. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of us. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions.

Our operations may substantially impact the environment or cause exposure to hazardous materials, and our properties may have significant environmental contamination, any of which could result in material liabilities to us.

We use, and in the past have used, hazardous materials and generate, and in the past have generated, hazardous wastes. In addition, many of the locations that we own or operate were used for coal mining and/or involved hazardous materials usage either before or after we were involved with those locations. We may be subject to claims under federal and state statutes and/or common law doctrines for personal injury, property damages, natural resource damages and other damages, as well as the investigation and clean up of soil, surface water, groundwater and other media. Such claims may arise, for example, out of current or former activities at sites that we own or operate currently, as well as at sites that we or predecessor entities owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the remediation costs or other damages, or even for the entire share. We have from time to time been subject to claims arising out of contamination at our own and other facilities and may incur such liabilities in the future.

We use, and in the past have used, alkaline CCBs during the reclamation process at certain of our mines to aid in preventing the formation of acid mine drainage and we have agreed to dispose of CCBs in some instances. Use of CCBs on a mined area is subject to regulatory approval and is allowed only after it is proved to be a beneficial use. The EPA has announced that it will issue a proposed rule to regulate the disposal of CCBs under the Resource Conservation and Recovery Act. If in the future CCBs were to be classified as a hazardous waste or if more stringent disposal requirements were to be otherwise established for these wastes, we may be required to cease using or disposing of CCBs at certain of our mines and find a replacement alkaline material for this purpose, which may add to the cost of mine reclamation or decrease our revenue generated from disposal contracts with certain of our customers.

We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to stringent regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, releasing large volumes of coal slurry. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure, unless preventive measures are implemented in a timely manner. We have commenced such measures to modify our method of operation at one surface impoundment containing slurry wastes in order to reduce the risk of releases to the environment from it, a process that has been incorporated into the construction sequence of the impoundment and thus will take several years to complete. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

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

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides and other compounds emitted into the air from coke ovens and electric power plants, which are the largest end users of our coal. Such regulations will require significant emissions control expenditures for many coal-fired power plants to comply with applicable ambient air quality standards. As a result, these generators may switch to other fuels that generate less of these emissions, possibly reducing future demand for coal and the construction of coal-fired power plants.

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

Various new and proposed laws and regulations may require further significant reductions in emissions from coal-fired utilities. More stringent emissions standards may require many coal-fired sources to install additional pollution control equipment, such as wet scrubbers. Increasingly, the EPA has been undertaking multi-pollutant rulemakings to reduce emissions from coal-fired utilities. The EPA has also announced that it will issue a proposed rule to regulate the disposal of CCBs under the Resource Conservation and Recovery Act. These and other future standards could have the effect of making the operation of coal-fired plants less profitable, thereby decreasing demand for coal. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.

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

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation, such as The American Clean Energy and Security Act of 2009, which was passed by the U.S. House of Representatives. Increased efforts to control greenhouse gas emissions, could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel.

Coal-fired power plants can generate large amounts of greenhouse gas emissions, and, as a result, have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of greenhouse gases. Various legislation has been and will continue to be introduced in Congress which reflects a wide variety of strategies for reducing greenhouse gas emissions in the United States. These strategies include mandating decreases in greenhouse gas emissions from coal-fired power plants, instituting a tax on greenhouse gas emissions, banning the construction of new coal-fired power plants that are not equipped with technology to capture and sequester carbon dioxide, encouraging the growth of renewable energy sources (such as wind or solar power) or nuclear for electricity production, and financing the development of advanced coal burning plants which have greatly reduced greenhouse gas emissions. Most states in the United States have taken steps to regulate greenhouse gas emissions. Under the Clean Air Act, the EPA has published its finding that greenhouse gases pose a threat to public health and declared that a combination of six greenhouse gases constitutes an air pollutant. The EPA has already proposed regulations that would impact major stationary sources of greenhouse gas emissions, including coal-fired power plants, that could come into effect as early as March 2010.

These or additional state or federal laws or regulations regarding greenhouse gas emissions or other actions to limit greenhouse gas emissions could result in fuel switching, from coal to other fuel sources, by electric generators. Political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If measures such as these or other similar measures, like controls on methane emissions from coal mines, are ultimately imposed on the coal industry by federal or state governments or pursuant to international treaty, our operating costs may be materially and adversely affected. Similarly, alternative fuels (non-fossil fuels) could become more attractive than coal in order to reduce greenhouse gas emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Public concerns regarding climate change could, independent of regulatory developments, adversely affect our reputation and reduce demand for our coal.

Risks Relating to Our Common Stock

The market price of our common stock may be volatile, which could cause the value of our common stock to decline.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Between January 1, 2008 and December 31, 2009, the trading price of our common stock on the New York Stock Exchange ranged from a low of $1.09 per share to a high of $13.90 per share. There are numerous factors contributing to the market price of our common stock, including many over which we have no control. These risks include, among other things:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	investor perceptions of us and the industry and markets in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts; and

•	general financial, domestic, international, economic and other market conditions.

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Sales of additional shares of our common stock could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that those sales may occur, could adversely affect the price of our common stock. In addition, future issuances of equity securities, including pursuant to our shelf registration statement or the exercise of options, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity securities in the future for a number of reasons, including financing our operations and business strategy, to adjust our ratio of debt to equity, or to satisfy our obligations upon the exercise of outstanding warrants or options.

As of December 31, 2009, there were:

•	5,034,610 shares of common stock issuable upon the exercise of stock options outstanding at a weighted-average exercise price of $5.00;

•	1,148,479 shares of restricted stock subject to continuing vesting requirements; and

•	230,265 restricted share units issued to directors to be converted to common stock upon separation of service.

Our leverage may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2009 was approximately $366.5 million. Our level of debt could have important consequences on our future operations, including:

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

If we or our subsidiaries incur additional debt, the related risks that we and they now face could intensify. In addition to the principal repayments on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

Our ability to pay principal and interest on and to refinance our debt depends upon the operating performance of our subsidiaries, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. In particular, economic conditions could cause the price of coal to fall, our revenue to decline and hamper our ability to repay our debt.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms, on terms acceptable to us or at all.

Our ability and the ability of some of our subsidiaries to engage in some business transactions or to pursue our business strategy may be limited by the terms of our existing debt.

Our credit facility contains a number of financial covenants requiring us to meet financial ratios and other financial tests. The indenture governing our outstanding senior notes and our senior credit facility also restrict our and our subsidiaries’ ability to:

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

Our ability to borrow under our credit facility will depend upon our ability to comply with these covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. From time to time, we have amended or revised our financial covenants, and have also received waivers of covenant compliance under our senior credit facility. However, we may not continue to receive waivers from our lenders or be permitted to amend the financial covenants. Our failure to comply with these covenants and requirements could result in an event of default under the indenture governing our outstanding senior notes that, if not cured or waived, could permit acceleration of our outstanding convertible and senior notes and permit foreclosure on any collateral granted as security under our senior credit facility. If our debt is accelerated, we may not be able to repay the notes or borrow sufficient funds to refinance the notes. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

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

Upon the occurrence of specific events, our convertible senior notes may become convertible, requiring us to settle in cash the principal amount of the note, and any excess conversion value may be settled in cash or in shares of our common stock, at our option, as provided by the terms of the indenture governing the convertible senior notes. The convertible senior notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximately 163.8136 shares per $1,000 principal amount of the convertible senior notes). If we elect to settle any excess conversion value of the convertible senior notes in cash, the holder will receive, for each $1,000 principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the convertible senior notes are surrendered. We have $161.5 million of principal amount of convertible senior notes outstanding. In the event that a holder elects to convert its convertible senior notes, we would need to seek a waiver or amendment from our lenders to fund any cash settlement of any such conversion from working capital and/or borrowings under our amended credit facility in excess of $25.0 million per year. There is no assurance we will have sufficient cash on hand or available to fund the $161.5 million or that we would receive a waiver or amendment, especially in light of the current credit environment. In addition, if a significant number of noteholders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Our failure to repurchase converted notes at a time when noteholders have the right to convert would constitute a default under the indenture. This default would, in turn, constitute an event of default under our amended and restated credit facility and could constitute an event of default under our senior notes, any of which could cause repayment of the related debt to be accelerated after any applicable notice or grace periods. If debt repayment were to be accelerated, we may not have sufficient funds to repurchase the convertible senior notes or repay the debt. Alternatively, upon conversion, we may issue additional stock to satisfy the payment obligation related to any excess conversion value which could lead to immediate and potentially substantial dilution in net tangible book value per share.

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

As of December 31, 2009, funds sponsored by WL Ross & Co. LLC (“WLR”) own approximately 14% of our common stock and funds sponsored by Fairfax Financial Holdings Limited (“Fairfax”) own approximately 26% of our common stock. Circumstances may occur in which WLR, Fairfax or other major investors may have an interest in pursuing acquisitions, divestitures or other transactions, including among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in us or another company in which they invest. These transactions might involve risks to our other holders of common stock or adversely affect us or other investors.

Future sales of our common stock by our major stockholders may depress our share price and influence our management policies.

WLR and Fairfax, which respectively own approximately 14% and 26% of our common stock as of December 31, 2009, may seek alternatives for the disposition of shares of our common stock. We have previously granted each of WLR and Fairfax “demand” and “piggyback” registration rights relating to their shares of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if either WLR or Fairfax were to sell its entire holdings to one person, that person could have significant influence over our management policies.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid a cash dividend, and we currently do not anticipate paying any cash dividends in the foreseeable future, see “Dividend Policy.” Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. If we were to decide in the future to pay dividends, our ability to do so would be dependent on the ability of our subsidiaries to make cash available to us, by dividend, debt repayment or otherwise. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

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

We estimate that there are approximately 297 million tons of coal reserves that can be developed by our existing operations, which will allow us to maintain current production levels for an extended period of time. ICG Natural Resources and CoalQuest own and lease all of our reserves that are not currently assigned to, or associated with, one of our mining operations. These reserves contain approximately 793 million tons of mid- to high-Btu, low and high sulfur coal located in Kentucky, West Virginia, Maryland, Illinois, Virginia and Ohio. Our multi-region base and flexible product line allows us to adjust to changing market conditions and sustain high sales volume by supplying a wide range of customers.

Our total coal reserves could support current production levels for more than 67 years. The following table provides the location of our mining operations and the type of coal produced at those operations as of December 31, 2009:

Mining Operations	Assigned or Unassigned (1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Proven and Probable Reserves (2)	Owned Proven and Probable Reserves(2)	Leased Proven and Probable Reserves(2)	Steam Proven and Probable Reserves(2)	Metallurgical(2)(3)(4) Proven and Probable Reserves
					(in million tons)
Northern Appalachian
Vindex Energy Corp.	Assigned	O	MD	S	6.53	0.00	6.53	6.53	0.00
	Unassigned	D	MD	S/UG	58.48	0.34	58.14	38.24	20.24
Total Vindex Energy Corp.					65.01	0.34	64.67	44.77	20.24
Patriot Mining Co.	Assigned	O	WV	S	9.37	0.00	9.37	9.37	0.00
Wolf Run Mining Buckhannon Division	Assigned	O	WV	UG	27.44	12.38	15.06	14.50	12.94
	Unassigned	D	WV	UG	30.55	28.82	1.73	0.00	30.55
Total Wolf Run Mining Buckhannon Division					57.99	41.20	16.79	14.50	43.49
Sentinel	Assigned	O	WV	UG	45.40	30.13	15.27	0.00	45.40
	Unassigned	D	WV	UG	4.94	4.94	0.00	0.00	4.94
Total Sentinel					50.34	35.07	15.27	0.00	50.34
CoalQuest Development LLC	Unassigned	D	WV	UG	186.09	186.09	0.00	32.71	153.38
	(Tygart)
ICG Natural Resources	Unassigned	D	OH	UG	94.25	94.25	0.00	94.25	0.00
	(Paw Paw Creek)
Total Northern Appalachian					463.05	356.95	106.10	195.60	267.45
Central Appalachian
Eastern	Assigned	O	WV	S	7.47	0.14	7.33	7.47	0.00
	Unassigned	D	WV	UG	2.18	0.00	2.18	2.18	0.00
Total Eastern					9.65	0.14	9.51	9.65	0.00
Hazard	Assigned	O	KY	S	54.09	23.11	30.98	54.09	0.00
	Unassigned	D	KY	UG	10.40	0.65	9.75	10.40	0.00
Total Hazard					64.49	23.76	40.73	64.49	0.00
Flint Ridge	Assigned	O	KY	UG	23.38	0.58	22.80	23.38	0.00
Knott County	Assigned	O	KY	UG	14.77	4.21	10.56	14.77	0.00
	Unassigned	D	KY	UG	3.36	0.85	2.51	3.36	0.00
Total Knott County					18.13	5.06	13.07	18.13	0.00
Raven	Assigned	O	KY	UG	10.15	0.00	10.15	10.15	0.00
East Kentucky	Assigned	O	KY	S	1.57	1.32	0.25	1.57	0.00
ICG Natural Resources	Assigned	D	WV	S	14.71	0.00	14.71	14.71	0.00
	Unassigned	D	WV	UG	30.19	2.20	27.99	30.19	0.00
	(Jennie Creek)
Total ICG Natural Resources					44.90	2.20	42.70	44.90	0.00
Powell Mountain	Assigned	O	VA	UG	4.85	0.00	4.85	4.85	0.00
	Unassigned	D	VA	S/UG	22.02	0.00	22.02	22.02	0.00
Total Powell Mountain					26.87	0.00	26.87	26.87	0.00
Beckley	Assigned	O	WV	UG	31.28	1.28	30.00	0.00	31.28
White Wolf Energy, Inc.	Unassigned	D	VA	UG	25.91	0.00	25.91	0.00	25.91
	(Big Creek)
Total Central Appalachian					256.33	34.34	221.99	199.14	57.19
Illinois Basin
Illinois	Assigned	O	IL	UG	46.07	8.50	37.57	46.07	0.00
	(Viper)
ICG Natural Resources	Unassigned	D	IL	UG	324.60	324.60	0.00	324.60	0.00
Total Illinois Basin					370.67	333.10	37.57	370.67	0.00
Total Proven and Probable Reserves					1,090.05	724.39	365.66	765.41	324.64

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
(4)
We sold coal with ash and sulfur contents as high as 10% and 1.5%, respectively, into the metallurgical market from Vindex Energy, Buckhannon and Sentinel in 2009. Similarly, we believe a portion of production from Tygart could be sold into the metallurgical market when production begins.

For a description of mining properties, see Item 1. Business under the headings “Northern and Central Appalachian Mining Operations” and “Illinois Basin Mining Operations.”

The following table provides the “quality” (average moisture, ash and sulfur contents and Btu per pound) of our coal reserves as of December 31, 2009:

		As Received Quality					Total Proven and Probable Reserves(2)
Mining Operations	Assigned or Unassigned (1)	% Moisture	% Ash	% Sulfur	Btu/lb.	Lbs. SO2/ million Btus	<1.2 lbs. SO2 Compliance	>1.2 lbs SO2 Non-Compliance
Northern Appalachian
Vindex Energy Corp.(4)	Assigned	4.66	19.29	1.82	11,700	3.11	0.00	6.53
	Unassigned	6.00	13.37	1.85	12,563	2.94	0.00	58.48
Total Vindex Energy Corp.		5.87	13.96	1.84	12,477	2.96	0.00	65.01
Patriot Mining Co.	Assigned	6.00	14.66	3.08	11,869	5.19	0.00	9.37
Wolf Run Mining Buckhannon Division(4)	Assigned	6.00	8.05	2.22	13,071	3.40	0.00	27.44
	Unassigned	6.00	8.92	0.99	13,069	1.52	0.00	30.55
Total Wolf Run Mining Buckhannon Division		6.00	8.51	1.57	13,070	2.41	0.00	57.99
Sentinel	Assigned	6.00	8.43	1.47	13,180	2.24	0.00	45.40
	Unassigned	6.00	8.04	1.44	13,353	2.15	0.00	4.94
Total Sentinel		6.00	8.39	1.47	13,197	2.23	0.00	50.34
CoalQuest Development LLC(4)	Unassigned	6.00	9.25	1.15	13,145	1.76	0.00	186.09
	(Tygart)
ICG Natural Resources	Unassigned	6.00	7.62	2.07	13,021	3.18	0.00	94.25
	(Paw Paw Creek)
Total Northern Appalachian							0.00	463.05
Central Appalachian
Eastern	Assigned	6.00	14.37	1.23	11,974	2.05	0.00	7.47
	Unassigned	6.00	9.54	1.23	12,779	1.93	0.00	2.18
Total Eastern		6.00	13.28	1.23	12,156	2.02	0.00	9.65
Hazard	Assigned	6.00	12.67	1.40	12,055	2.33	0.00	54.09
	Unassigned	6.00	6.55	0.84	12,890	1.30	0.00	10.40
Total Hazard		6.00	11.69	1.31	12,190	2.15	0.00	64.49
Flint Ridge	Assigned	6.00	8.15	1.39	12,768	2.17	1.33	22.05
Knott County	Assigned	6.02	6.94	1.56	13,056	2.39	0.05	14.72
	Unassigned	6.00	7.07	1.79	13,034	2.75	0.00	3.36
Total Knott County		6.01	6.96	1.60	13,052	2.45	0.05	18.08
Raven	Assigned	6.00	7.21	1.35	12,912	2.10	0.00	10.15
East Kentucky	Assigned	5.94	9.28	0.85	12,441	1.37	0.00	1.57
ICG Natural Resources	Assigned	7.00	9.65	0.75	12,281	1.22	9.59	5.12
	Unassigned	7.00	4.92	1.27	13,254	1.92	0.00	30.19
	(Jennie Creek)
Total ICG Natural Resources		7.00	6.47	1.10	12,935	1.70	9.59	35.31
Powell Mountain	Assigned	6.00	3.92	0.62	14,428	0.86	4.85	0.00
	Unassigned	6.00	8.38	2.01	13,194	3.04	6.46	15.56
Total Powell Mountain		6.00	7.57	1.76	13,417	2.62	11.31	15.56
Beckley(3)	Assigned	6.00	4.87	0.70	13,913	1.01	31.28	0.00
White Wolf Energy, Inc.(3)	Unassigned	6.00	4.09	0.63	14,150	0.89	25.91	0.00
	(Big Creek)
Total Central Appalachian							79.47	176.86
Illinois Basin
Illinois	Assigned	16.00	8.80	2.86	10,692	5.35	0.00	46.07
	(Viper)
ICG Natural Resources	Unassigned	12.75	9.28	2.88	10,963	5.25	0.00	324.60
Total Illinois Basin							0.00	370.67
Total Proven and Probable Reserves							79.47	1,010.58

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
(4)
We sold coal with ash and sulfur contents as high as 10% and 1.5%, respectively, into the metallurgical market from Vindex Energy, Buckhannon and Sentinel in 2009. Similarly, we believe a portion of production from Tygart could be sold into the metallurgical market when production begins.

For a description of mining properties, see Item 1. Business under the headings “Northern and Central Appalachian Mining Operations” and “Illinois Basin Mining Operations.”

Our reserve estimates are based on geological data assembled and analyzed by our staff of geologists and engineers. Reserve estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions, sales or dispositions of coal properties will also change the reserve estimates. We estimate that we controlled 1.1 billion tons of reserves at December 31, 2009. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will plant processing efficiency tests. We maintain reserve information in secure computerized databases, as well as in hard copy. The ability to update and/or modify the reserves is restricted to a few individuals and the modifications are documented.

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

We currently own approximately 66% of our coal reserves, with the remainder of our coal reserves subject to leases from third-party landowners. Generally, these leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Leases generally last for the economic life of the reserves. The average royalties paid by us for coal reserves from our producing properties was $3.39 per ton in 2009, representing approximately 5.5% (net of freight and handling) of our coal sales revenue in 2009. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

Non-Reserve Coal Deposits

Non-reserve coal deposits are coal-bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling and underground workings to assume continuity between sample points and, therefore, warrant further exploration stage work. However, this coal does not qualify as a commercially viable coal reserve as prescribed by SEC standards until a final comprehensive evaluation based on unit cost per ton, recoverability and other material factors concludes legal and economic feasibility. Non-reserve coal deposits may be classified as such by limited property control, geologic limitations or both.

The following table provides the location of our mining operations and the type and amount of non-reserve coal deposits at those complexes as of December 31, 2009:

Mining Operations	Assigned or Unassigned (1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Non-Reserve Coal Deposits	Steam Non-Reserve Coal Deposits	Metallurgical(2)(3) Non-Reserve Coal Deposits
					(in million tons)
Northern Appalachian
Vindex Energy Corp.	Unassigned	D	MD	S	0.44	0.00	0.44
Wolf Run Mining Buckhannon Division	Assigned	O	WV	UG	1.45	1.45	0.00
	Unassigned	D	WV	UG	2.25	2.25	0.00
Total Wolf Run Mining Buckhannon Division					3.70	3.70	0.00
Sentinel	Assigned	O	WV	UG	1.64	1.64	0.00
	Unassigned	D	WV	UG	0.76	0.76	0.00
Total Sentinel					2.40	2.40	0.00
CoalQuest Development LLC	Unassigned	D	WV	UG	38.14	38.14	0.00
	(Tygart)
Upshur Property	Unassigned		WV	S	92.96	92.96	0.00
	(Upshur)
ICG Natural Resources	Unassigned	D	OH	UG	5.77	5.77	0.00
	(Paw Paw Creek)
Total Northern Appalachian					143.41	142.97	0.44
Central Appalachian
Eastern	Assigned	O	WV	S	0.02	0.02	0.00
Hazard	Assigned	O	KY	S	8.02	8.02	0.00
Flint Ridge	Assigned	O	KY	UG	0.94	0.94	0.00
Knott County	Assigned	O	KY	UG	0.48	0.48	0.00
ICG Natural Resources	Assigned	D	WV	S	0.22	0.22	0.00
	(Jennie Creek)
ICG Natural Resources	Unassigned	D	KY	S/UG	35.59	35.59	0.00
	(Martin Co., Muhlenberg Co.)
ICG Natural Resources	Unassigned		WV	S/UG	21.62	21.62	0.00
	(Mobil)
Powell Mountain	Unassigned	O	VA	UG	46.07	46.07	0.00
Beckley	Unassigned	D	WV	UG	1.88	0.00	1.88
Juliana Mining Co., Inc.	Unassigned	D	WV	S/UG	3.10	3.10	0.00
White Wolf Energy, Inc.	Unassigned	D	VA	UG	2.57	2.57	0.00
	(Big Creek)
Total Central Appalachian					120.51	118.63	1.88
Illinois Basin
Illinois	Assigned	O	IL	UG	38.47	38.47	0.00
	(Viper)
ICG Natural Resources	Unassigned		IL	UG	57.92	57.92	0.00
	(Illinois)
Total Illinois Basin					96.39	96.39	0.00

Mining Operations	Assigned or Unassigned(1)	Operating (O) or Development (D)	State	Mining Method Surface (S) or Underground (UG)	Total Non-Reserve Coal Deposits	Steam Non-Reserve Coal Deposits	Metallurgical(2)(3) Non-Reserve Coal Deposits
Ancillary					(in million tons)
ICG Natural Resources	Unassigned		AR	S	39.15	39.15	0.00
	(Arkansas)
	Unassigned		CA	UG	10.00	10.00	0.00
	(California)
	Unassigned		MT	S	12.00	12.00	0.00
	(Montana)
	Unassigned		WA	S	9.86	9.86	0.00
	(Washington)
Total Ancillary					71.01	71.01	0.00
Total Non-Reserve Coal Deposits					431.32	429.00	2.32

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
(3)
We sold coal with ash and sulfur contents as high as 10% and 1.5%, respectively, into the metallurgical market from Vindex Energy, Buckhannon and Sentinel in 2009. Similarly, we believe a portion of the production from Tygart can be sold into the metallurgical market.

For a description of mining properties, see Item 1. Business under the headings “Northern and Central Appalachian Mining Operations” and “Illinois Basin Mining Operations.”

The following table provides the “quality” (average moisture, ash and sulfur contents and Btu per pound) of our non-reserve coal deposits as of December 31, 2009:

		As Received Quality
Mining Operations	Assigned or Unassigned (1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO2/ million Btus
Northern Appalachian
Vindex Energy Corp.(3)	Unassigned	6.00	14.15	1.49	12,409	2.40
Wolf Run Mining Buckhannon Division(3)	Assigned	6.00	7.43	2.83	13,086	4.32
	Unassigned	6.00	9.00	1.20	13,000	1.85
Sentinel	Assigned	6.00	8.30	1.40	13,100	2.14
	Unassigned	6.00	8.30	1.40	13,100	2.14
Upshur Property	Unassigned	6.00	43.00	2.00	8,000	5.00

ICG Natural Resources	Unassigned	6.00	7.62	2.07	13,021	3.18
	(Paw Paw Creek)
Central Appalachian
Eastern	Assigned	6.00	12.20	1.20	12,400	1.94
Hazard	Assigned	6.00	13.00	1.17	11,965	1.96
Flint Ridge	Assigned	6.00	8.15	1.39	12,768	2.18
Knott County	Assigned	6.00	6.82	1.90	13,040	2.91
ICG Natural Resources	Assigned	7.00	7.78	0.63	12,609	1.01
	(Jennie Creek)
ICG Natural Resources	Unassigned	6.00	11.47	1.91	11,780	3.24
	(Martin Co., Muhlenberg Co.)
ICG Natural Resources	Unassigned	6.00	12.50	1.10	12,000	1.83
	(Mobil)
Powell Mountain	Unassigned	6.00	5.78	1.21	13,348	1.81
Beckley(2)	Unassigned	6.00	4.80	0.70	13,800	1.01
Juliana Mining Co., Inc.	Unassigned	6.00	7.50	0.82	13,100	1.25
White Wolf Energy, Inc.(2)	Unassigned	6.00	7.40	0.60	13,500	0.89
	(Big Creek)

		As received quality
Mining operations	Assigned or Unassigned (1)	% Moisture	% Ash	% Sulfur	Btu/ lb.	Lbs. SO2/ million Btus
Illinois Basin
Illinois	Assigned	16.00	9.50	3.50	10,500	6.67
	(Viper)
ICG Natural Resources	Unassigned	13.00	9.00	3.00	11,000	5.45
	(Illinois)
Ancillary
ICG Natural Resources	Unassigned	N/A	8.00	0.40	5,650	1.42
	(Arkansas)
	Unassigned	6.00	13.00	3.50	11,700	5.98
	(California)
	Unassigned	N/A	8.00	0.30	8,900	0.67
	(Montana)
	Unassigned	N/A	8.00	0.50	7,025	1.42
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
(3)
We sold coal with ash and sulfur contents as high as 10% and 1.5%, respectively, into the metallurgical market from Vindex Energy, Buckhannon and Sentinel 2009. Similarly, we believe a portion of the production from Tygart can be sold into the metallurgical market.

For a description of mining properties, see Item 1. Business under the headings “Northern and Central Appalachian Mining Operations” and “Illinois Basin Mining Operations.”

ITEM 3.	LEGAL PROCEEDINGS

      See Note 16–Commitments and Contingencies–Legal Matters to the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K relating to certain legal proceedings, which information is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ICO.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE.

	Stock Price
	High	Low
2009
January 1, 2009 through March 31, 2009	$3.24	$1.09
April 1, 2009 through June 30, 2009	3.70	1.54
July 1, 2009 through September 30, 2009	4.59	2.24
October 1, 2009 through December 31, 2009	5.35	3.47

2008
January 1, 2008 through March 31, 2008	$7.17	$4.75
April 1, 2008 through June 30, 2008	13.90	6.00
July 1, 2008 through September 30, 2008	13.37	5.52
October 1, 2008 through December 31, 2008	6.19	1.50

These quotes are provided solely for informational purposes and may not be indicative of any price at which the shares of common stock may trade in the future.

As of January 15, 2010, there were approximately 249 holders of record of our common stock and an additional 46,574 stockholders whose shares were held for them in street name or nominee accounts.

Summary of Equity Compensation Plans

Shown below is information concerning our equity compensation plans and individual compensation arrangements as of December 31, 2009.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	4,715,558	$4.60	10,911,409
Equity compensation plans not approved by stockholders(2)	319,052	10.97	—
	5,034,610	$5.00	10,911,409

(1)	We have one compensation plan: the 2005 Equity and Performance Incentive Plan, as amended by stockholder approval on May 20, 2009.
(2)	Represents stock option grant to purchase 319,052 shares of our common stock to our President and Chief Executive Officer pursuant to his employment agreement.

For additional information regarding our equity compensation plans, refer to the discussion in Note 13 to the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	$—	—	—
February 1, 2009 through February 28, 2009	—	—	—	—
March 1, 2009 through March 31, 2009	4,768	1.76	—	—
April 1, 2009 through April 30, 2009	2,165	1.99	—	—
May 1, 2009 through May 31, 2009	—	—	—	—
June 1, 2009 through June 30, 2009	388	2.86	—	—
July 1, 2009 through July 31, 2009	—	—	—	—
August 1, 2009 through August 31, 2009	—	—	—	—
September 1, 2009 through September 30, 2009	—	—	—	—
October 1, 2009 through October 31, 2009	—	—	—	—
November 1, 2009 through November 30, 2009	—	—	—	—
December 1, 2009 through December 31, 2009	—	—	—	—
Total	7,321	$2.20	—	—

(1)
During the year ended December 31, 2009, we withheld 7,321 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

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

The selected historical consolidated financial data is derived from International Coal Group, Inc.’s audited consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 which is included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of International Coal Group, Inc. as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 is derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

During the year ended December 31, 2009, we entered into a series of privately negotiated agreements pursuant to which we issued a total of 18,660,550 shares of our common stock in exchange for $63.5 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2012. As a result of the exchanges, we recognized losses on extinguishment of the related debt totaling $13.3 million for the year ended December 31, 2009.

During the years ended December 31, 2008 and 2007, we recognized impairment losses of $37.4 million and $170.4 million, respectively. For 2008, $30.2 million of the loss related to impairment of goodwill at our ADDCAR subsidiary and $7.2 million related to impairment of long-lived assets. For 2007, the impairment loss related to impairment of goodwill at various of our business units. See Notes 4 and 5 to our audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion of the impairment losses.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial information included elsewhere in this Annual Report on Form 10-K, including the consolidated financial statements of International Coal Group, Inc. and the related notes thereto. Amounts shown are in thousands, except per share data.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005(1)
Statement of Operations Data:
Coal sales revenues	$1,006,606	$998,245	$770,663	$833,998	$619,038
Freight and handling revenues	26,279	45,231	29,594	18,890	8,601
Other revenues	92,464	53,260	48,898	38,706	22,852
Total revenues	1,125,349	1,096,736	849,155	891,594	650,491
Costs and Expenses:
Cost of coal sales and other revenues	868,303	918,655	766,158	769,332	510,097
Freight and handling costs	26,279	45,231	29,594	18,890	8,601
Depreciation, depletion and amortization	106,084	96,047	86,517	72,218	43,076
Selling, general and administrative	32,749	38,147	33,325	34,578	28,828
Gain on sale of assets	(3,659)	(32,518)	(38,656)	(1,125)	(502)
Impairment loss	—	37,428	170,402	—	—
Total costs and expenses	1,029,756	1,102,990	1,047,340	893,893	590,100
Income (loss) from operations	95,593	(6,254)	(198,185)	(2,299)	60,391
Interest and Other Income (Expense):
Loss on extinguishment of debt	(13,293)	—	—	—	—
Interest expense, net	(53,044)	(43,643)	(35,989)	(18,091)	(14,394)
Other, net	—	—	319	2,113	3,302
Total interest and other income (expense)	(66,337)	(43,643)	(35,670)	(15,978)	(11,092)
Income (loss) before income taxes	29,256	(49,897)	(233,855)	(18,277)	49,299
Income tax benefit (expense)	(7,732)	23,670	85,944	9,015	(16,986)
Net income (loss)	21,524	(26,227)	(147,911)	(9,262)	32,313
Net (income) loss attributable to noncontrolling interest	(66)	—	349	(58)	15
Net income (loss) attributable to International Coal Group, Inc.	$21,458	$(26,227)	$(147,562)	$(9,320)	$32,328

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005(1)
Earnings Per Share:
Basic	$0.14	$(0.17)	$(0.97)	$(0.06)	$0.29
Diluted	0.14	(0.17)	(0.97)	(0.06)	0.29
Weighted-Average Common Shares Outstanding:
Basic	153,630,446	152,632,586	152,304,461	152,028,165	111,120,211
Diluted	155,386,263	152,632,586	152,304,461	152,028,165	111,161,287
Balance Sheet Data (at year end):
Cash and cash equivalents	$92,641	$63,930	$107,150	$18,742	$9,187
Total assets	1,367,960	1,350,647	1,303,363	1,316,891	1,051,403
Long-term debt and capital leases	384,309	432,870	391,248	180,035	45,462
Total liabilities	758,726	841,530	771,595	655,326	383,879
Total stockholders’ equity	609,234	509,117	531,768	661,565	667,524
Total liabilities and stockholders’ equity	1,367,960	1,350,647	1,303,363	1,316,891	1,051,403
Statement of Cash Flows Data:
Net cash from:
Operating activities	$115,754	$78,729	$22,471	$55,591	$77,319
Investing activities	(73,158)	(124,040)	(126,907)	(160,769)	(104,713)
Financing activities	(13,885)	2,091	192,844	114,733	12,614
Capital expenditures	66,345	132,800	160,807	165,658	108,231

(1)
On November 18, 2005, we completed our reorganization and acquisition of Anker and CoalQuest Development LLC (“CoalQuest”). The results of operations are included in our consolidated results of operations since that date.

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

Overview

We produce, process and sell coal from 13 regional mining complexes, which, as of December 31, 2009 were supported by 11 active underground mines, 11 active surface mines and 10 preparation plants located throughout West Virginia, Kentucky, Virginia, Maryland and Illinois. We have three reportable business segments, which are based on the coal regions in which we operate: (i) Central Appalachian, comprised of both surface and underground mines, (ii) Northern Appalachian, also comprised of both surface and underground mines and (iii) Illinois Basin, representing one underground mine. For more information about our reportable business segments, please see our audited consolidated financial statements and the notes thereto included in Item 15 of this Annual Report on Form 10-K. We also broker coal produced by others, the majority of which is shipped directly from the third-party producer to the ultimate customer. Our coal sales are primarily to large utilities and industrial customers in the Eastern region of the United States and domestic and international steel companies and brokers. In addition, we generate other revenues from the manufacture and operation of highwall mining systems, parts sales and shop services relating to those systems and coal handling and processing fees.

Our primary expenses are wages and benefits, repair and maintenance expenditures, diesel fuel purchases, blasting supplies, coal transportation costs, cost of purchased coal, royalties, freight and handling costs and taxes incurred in selling our coal.

Certain Trends and Economic Factors Affecting the Coal Industry

Our revenues depend on the price at which we are able to sell our coal. The pricing environment for domestic steam and metallurgical coal during 2009 weakened from the relatively strong pricing experienced throughout much of 2008. Near the end of 2008 and continuing into 2009, coal prices dropped drastically due to decreased demand for metallurgical coal caused by the global economic crisis and decreased demand for steam coal caused by high inventory levels at utilities. Accordingly, we have experienced decreased costs for commodities, such as fuel, explosives and steel products. We did, however, see an increase in our labor and healthcare costs as a result of wage increases given in late 2008 in an effort to remain competitive in what had been a tight labor market and an increase in medical benefits over the prior year. While compensation related costs increased over 2008, we expect that current economic conditions will reduce the inflationary pressures that drove up such costs in recent years. Conversely, we expect to experience higher costs for surety bonds and letters of credit resulting from more stringent regulatory requirements.

For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, see Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows. Note 2 to our audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K provides a description of our significant accounting policies. We believe that of these significant accounting policies, the following involve a higher degree of judgment or complexity:

Revenue Recognition

Coal revenues result from sales contracts (long-term coal agreements or purchase orders) with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation sources that deliver coal to its destination.

Coal sales revenues also result from the sale of brokered coal produced by others. The revenues related to brokered coal sales are included in coal sales revenues on a gross basis and the corresponding cost of the coal from the supplier is recorded in cost of coal sales in accordance with ASC Subtopic 605-45, Principal Agent Considerations (“ASC 605-45”).

Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues primarily consist of contract mining income, coalbed methane sales, ash disposal services, equipment and parts sales, equipment rebuild and maintenance services, royalties and coal handling and processing income. With respect to other revenues recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

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

Reclamation

Our asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. We record these reclamation obligations according to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”). ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Fair value of reclamation liabilities is determined based on the present value of the estimated future expenditures. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. If the assumptions used to estimate the liability do not materialize as expected or regulatory changes were to occur, reclamation costs or obligations to perform reclamation and mine closure activities could be materially different than currently estimated. To settle the liability, the mine property is reclaimed and, to the extent there is a difference between the liability and the amount of cash paid to perform the reclamation, a gain or loss upon settlement is recognized. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures and revisions to cost estimates and productivity assumptions to reflect current experience. At December 31, 2009, we had recorded asset retirement obligation liabilities of $75.0 million, including amounts reported as current liabilities. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2009, we estimate that the aggregate undiscounted cost of final mine closure is approximately $151 million.

Advance Royalties

We are required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The recoupable minimum royalty payments are capitalized and amortized based on the units-of-production method at a rate defined in the lease agreement once mining activities begin. Unamortized deferred royalty costs are expensed when mining has ceased or a decision is made not to mine on such property. We have recorded an allowance for such circumstances based upon management’s plans for the continuing operation of existing mine sites or for when properties will be developed and/or mined. We believe the estimate for losses is appropriate. However, actual amounts that we recoup through mining activity could vary resulting in a material impact to our financial results.

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

Mine development, coal lands and mineral rights costs are amortized using the units-of-production method, based on estimated recoverable tons. There are uncertainties inherent in estimating quantities of recoverable tons related to particular mine development, coal lands and mineral rights areas. Recoverable tons contained in an area are based on engineering estimates which can, and often do, change as the tons are mined. Any change in the number of recoverable tons contained in mine development, coal lands and mineral rights areas will result in a change in the depletion rate and corresponding depletion expense. For the year ended December 31, 2009, we recognized $6.3 million of depletion expense.

Other property, plant and equipment are depreciated using the straight-line method based on estimated useful lives.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists. Reserve estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions, sales or dispositions of coal properties will also change the amount of economically recoverable coal reserves. Some of the factors and assumptions that impact economically recoverable reserve estimates include geological conditions, historical production from the area compared with production from other producing areas, the assumed effects of regulations and taxes by governmental agencies, assumptions governing future prices and future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and the classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to these reserves will likely vary from estimates, and these variances may be material. At December 31, 2009, we estimate that we had 1.1 billion tons of coal reserves.

Asset Impairments

We follow ASC Subtopic 360-10-45, Impairment or Disposal of Long-Lived Assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated and the mine closure accrual is increased accordingly. To the extent it is determined asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. Recognition of an impairment will decrease asset values, increase operating expenses and decrease net income. In December 2008, we made the decision to permanently close our Sago mine during the first quarter of 2009. Upon making this decision, we performed an impairment test of related mine development costs, which resulted in a $7.2 million non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. There were no other impairment charges related to long-lived assets recognized in the periods covered by this Annual Report on Form 10-K as a result of our impairment tests.

Financial Instruments

Pursuant to ASC Subtopic 470-20-65-1, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“ASC 470-20-65-1”), our convertible notes are accounted for as convertible debt and the embedded conversion option in the convertible notes has been accounted for as a component of equity.

Coal Supply Agreements

Our  below-market coal supply agreements (sales contracts) represent coal supply agreements acquired through acquisitions accounted for as business combinations for which the prevailing market price for coal specified in the contract was in excess of the contract price. In accordance with ASC Topic 805, Business Combinations, value was based on discounted cash flows resulting from the difference between the below-market contract price and the prevailing market price at the date of acquisition. The below-market coal supply agreements are amortized on the basis of tons shipped over the term of the respective contract. Determination of fair value requires management’s judgment and often involves the use of significant estimates and assumptions.

Share Based Compensation

We account for our share based awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Share based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the award. We utilize restricted stock and stock options as part of our share based compensation program. Determining fair value requires us to make a number of assumptions, including expected term, risk-free rate and expected volatility. Due to our limited operating history, the expected term and volatility are estimated based on other companies in the coal industry. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The assumptions used in calculating the fair value of share based awards represent our best estimates and involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions could materially impact our reported financial results.

Debt Issuance Costs

Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs related to our outstanding debt are amortized over the life of the related debt. From time to time, we write-off deferred financing fees as a result of amending or canceling related debt and/or credit agreements. Such write-offs could be material and occur in the period that the amendment or cancellation occurs.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets, if it is more likely than not that some portion or all of the deferred tax asset will not be realized, be reduced by a valuation allowance. In evaluating the need for a valuation allowance, we take into account various factors, including the timing of the realization of deferred tax liabilities, the expected level of future taxable income and available tax planning strategies. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record a change to the valuation allowance through income tax expense in the period the determination is made.

A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by applicable tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of our uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at December 31, 2009 and 2008.

Postretirement Medical Benefits

Some of our subsidiaries have liabilities for postretirement benefit cost obligations. Detailed information related to these liabilities is included in the notes to our consolidated financial statements included elsewhere in this report. Liabilities for postretirement benefits are not funded. The liability is actuarially determined and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for postretirement benefits. The discount rate assumption reflects the rates available on a hypothetical portfolio of high-quality fixed income debt instruments whose cash flows match the timing and amount of expected benefit payments. Our estimates of these costs are adjusted based upon actuarially determined amounts using a rate of 5.75% as of December 31, 2009. We make assumptions related to future trends for medical care costs in the estimates of retiree healthcare and work-related injury and illness obligations. The future healthcare cost trend rate represents the rate at which healthcare costs are expected to increase over the life of the plan. The healthcare cost trend rate assumptions are determined primarily based upon our, and our predecessor’s, historical rate of change in retiree healthcare costs. The postretirement expense in the operating period ended December 31, 2009 was based on an assumed heath care inflationary rate of 6.40% in the operating period decreasing to 4.50% in 2061, which represents the ultimate healthcare cost trend rate for the remainder of the plan life. A one-percentage point increase in the assumed ultimate healthcare cost trend rate would increase the service and interest cost components of the postretirement benefit expense for the year ended December 31, 2009 by $0.4 million and increase the accumulated postretirement benefit obligation at December 31, 2009 by $2.1 million. A one-percentage point decrease in the assumed ultimate healthcare cost trend rate would decrease the service and interest cost components of the postretirement benefit expense for the year ended December 31, 2009 by $0.4 million and decrease the accumulated postretirement benefit obligation at December 31, 2009 by $2.0 million. If our assumptions do not materialize as expected or if regulatory changes were to occur, actual cash expenditures and costs that we incur could differ materially from our current estimates.

Workers’ Compensation

Workers’ compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs and, on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers’ compensation laws are administered by state agencies with each state having its own rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment or the beneficiary of an employee that suffers fatal injuries in the course of employment. Our operations are covered through a combination of participation in a state run program and insurance policies. Our estimates of these costs are adjusted based upon actuarially determined amounts using a discount rate of 4.75% as of December 31, 2009. The discount rate assumption reflects the rates available on a hypothetical portfolio of high-quality fixed income debt instruments whose cash flows match the timing and amount of expected benefit payments. If we were to decrease our estimate of the discount rate to 3.75%, the present value of our workers’ compensation liability would increase by approximately $0.4 million. If we were to increase our estimate of the discount rate to 5.75%, the present value of our workers’ compensation liability would decrease by approximately $0.3 million. At December 31, 2009, we have recorded an accrual of $10.3 million for workers’ compensation benefits. Actual losses may differ from these estimates, which could increase or decrease our costs.

Coal Workers’ Pneumoconiosis

We are responsible under various federal statutes, and various states’ statutes, for the payment of medical and disability benefits to eligible employees resulting from occurrences of coal workers’ pneumoconiosis disease (black lung). Our operations are covered through a combination of participation in a state run program and insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarially determined amounts using a discount rate of 6.00% as of December 31, 2009. The discount rate assumption reflects the rates available on a hypothetical portfolio of high-quality fixed income debt instruments whose cash flows match the timing and amount of expected benefit payments. If we were to decrease our estimate of the discount rate to 5.00%, the present value of our black lung benefit liability would increase by approximately $4.8 million. If we were to increase our estimate of the discount rate to 7.00%, the present value of our black lung benefit liability would decrease by approximately $3.8 million. At December 31, 2009, we have recorded an accrual of $25.9 million for black lung benefits. Individual losses in excess of $0.5 million at the state level and $0.5 million at the federal level are covered by our large deductible stop loss insurance. Actual losses may differ from these estimates, which could increase or decrease our costs.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain union retirees and their spouses or dependants. The Coal Act established the Combined Fund into which employers who are “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. The Coal Act also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business. Upon the consummation of the business combination with Anker, we assumed Anker’s Coal Act liabilities, which were estimated to be $1.4 million at December 31, 2009. Actual losses may differ from these estimates, which could increase or decrease our costs. Our estimates of these costs are adjusted based upon actuarially determined amounts using a discount rate of 5.50% as of December 31, 2009. The discount rate assumption reflects the rates available on a hypothetical portfolio of high-quality fixed income debt instruments whose cash flows match the timing and amount of expected benefit payments. If we were to decrease our estimate of the discount rate to 4.50%, the present value of our Coal Act liability would increase by approximately $0.1 million. If we were to increase our estimate of the discount rate to 6.50%, the present value of our Coal Act liability would decrease by approximately $0.1 million. Prior to the business combination with Anker, we did not have any liability under the Coal Act.

Corporate Vacation Policy

During 2009, we changed our policy related to when employees are credited with vacation time. Under the original policy, employees earned their vacation in the year prior to vesting, and were vested with 100% of their annual vacation time on January 1st of each year. Under the revised policy, employees are vested in their vacation time ratably throughout the year as it is earned. Accordingly, we did not record accruals in 2009 for vacation time to be vested in 2010. If we continued to account for vacation under the old policy, we would have recognized additional cost of coal sales, cost of other revenues and selling, general and administrative expenses of $7.0 million, $0.4 million and $0.5 million, respectively, for the year ended December 31, 2009.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts consolidated revenues for the years ended December 31, 2009 and 2008 for the indicated categories:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$1,006,606	$998,245	$8,361	1%
Freight and handling revenues	26,279	45,231	(18,952)	(42)%
Other revenues	92,464	53,260	39,204	74%
Total revenues	$1,125,349	$1,096,736	$28,613	3%

Tons sold	16,833	18,914	(2,081)	(11)%
Coal sales revenue per ton	$59.80	$52.78	$7.02	13%

The following table depicts coal sales revenues by reportable segment for years ended December 31, 2009 and 2008:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$682,088	$672,077	$10,011	1%
Northern Appalachian	207,022	209,932	(2,910)	(1)%
Illinois Basin	75,817	69,796	6,021	9%
Ancillary	41,679	46,440	(4,761)	(10)%
Total coal sales revenues	$1,006,606	$998,245	$8,361	1%

The following table depicts tons sold by reportable segment for the years ended December 31, 2009 and 2008:

	Year ended December 31,		Increase (Decrease)
	2009	2008	Tons	%
	(in thousands, except percentages)
Central Appalachian	9,984	11,617	(1,633)	(14)%
Northern Appalachian	3,803	3,937	(134)	(3)%
Illinois Basin	2,254	2,331	(77)	(3)%
Ancillary	792	1,029	(237)	(23)%
Total tons sold	16,833	18,914	(2,081)	(11)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased 1% for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a 13% increase in sales realization per ton resulting from favorable pricing on sales contracts entered into throughout 2008. Partially offsetting the impact of the improved realization per ton was an 11% decrease in tons sold, primarily resulting from decreased participation in the spot market.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the year ended December 31, 2009 increased over the year ended December 31, 2008, primarily due to an increase in sales realization of $10.47 per ton, which was driven by higher average contract prices of our coal. Partially offsetting the increase in realization was a 14% decrease in tons sold, largely driven by decreased spot market sales.

Northern Appalachian. For the year ended December 31, 2009, our Northern Appalachian coal sales revenues decreased over the same period in 2008 due to a 3% decrease in tons sold, primarily due to reduced spot market sales. Partially offsetting the decrease in tons sold was an increase in sales realization of $1.11 per ton resulting from higher average prices of coal sold under our coal supply contracts.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the year ended December 31, 2009 was due to an increase in sales realization of $3.69 per ton, partially offset by a 3% decrease in tons sold.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the year ended December 31, 2009, our Ancillary coal sales revenues decreased due to a 23% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease in tons sold was partially offset by an increase in sales realization of $7.53 per ton sold.

Freight and handling revenues and costs—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a decrease in sales volumes. Additionally, transportation rates and fuel surcharges have been reduced as a result of decreased fuel prices.

Other revenues—The increase in other revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to $34.9 million in payments received for the early termination of coal supply agreements and the lost margin on pre-termination shipments and a $7.7 million non-cash gain on the termination of a below-market contract, as well as a sale of a highwall mining system during the year ended December 31, 2009. Partially offsetting these increases were decreases in coalbed methane revenue, contract mining income and sales of scrap materials.

Costs and expenses

The following table depicts cost of operations for the years ended December 31, 2009 and 2008 for the indicated categories:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$832,214	$882,983	$(50,769)	(6)%
Freight and handling costs	26,279	45,231	(18,952)	(42)%
Cost of other revenues	36,089	35,672	417	1%
Depreciation, depletion and amortization	106,084	96,047	10,037	10%
Selling, general and administrative expenses	32,749	38,147	(5,398)	(14)%
Gain on sale of assets	(3,659)	(32,518)	28,859	89%
Impairment loss	—	37,428	(37,428)	(100)%
Total costs and expenses	$1,029,756	$1,102,990	$(73,234)	(7)%

Cost of coal sales per ton	$49.44	$46.68	$2.76	6%

The following table depicts cost of coal sales by reportable segment for the years ended December 31, 2009 and 2008:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$554,368	$595,683	$(41,315)	(7)%
Northern Appalachian	182,607	193,389	(10,782)	(6)%
Illinois Basin	62,958	57,424	5,534	10%
Ancillary	32,281	36,487	(4,206)	(12)%
Cost of coal sales	$832,214	$882,983	$(50,769)	(6)%

Cost of coal sales—For the year ended December 31, 2009, our cost of coal sales decreased 6% compared to the year ended December 31, 2008, primarily as a result of an 11% decrease in tons sold. Partially offsetting the decrease in tons sold was a 6% increase in cost per ton.

Central Appalachian. Our Central Appalachian segment cost of coal sales decreased primarily as a result of a 14% decrease in tons sold. The decrease in cost of coal sales is due to decreased tons sold partially offset by an increase in costs to $55.53 per ton for the year ended December 31, 2009 from $51.28 per ton for the year ended December 31, 2008. The increase in cost of coal sales per ton is primarily due to increases in labor and benefit costs and royalties, taxes and fees. Labor and benefit costs per ton increased due to wage increases in the fourth quarter of 2008 in an effort to remain competitive in a tight labor market, lower production volumes associated with idled operations and an increase in medical benefits over the year ended December 31, 2008. Royalties, taxes and fees increased on a per ton basis as a result of increased sales realization per ton sold and increased royalty rates on certain leased reserves, as well as increased severance and property tax obligations.

Northern Appalachian. Cost of coal sales from our Northern Appalachian segment decreased for the year ended December 31, 2009 as a result of a decrease in costs of $1.11 per ton and a 3% decrease in tons sold compared to the year ended December 31, 2008. The decrease in cost per ton is primarily due to decreases in transportation, fuel, lubricants and chemicals and coal purchased for blending to meet customer specifications. Partially offsetting these decreases in cost per ton were increases in labor and benefits, reclamation and engineering costs and contract labor costs.

Illinois Basin. For the year ended December 31, 2009, our Illinois Basin cost of coal sales increased as a result of an increase in costs of $3.30 per ton primarily due to increased labor and benefits costs and repairs and maintenance costs. Labor and benefits increased subsequent to the year ended December 31 2008 as a result of increased wages in an effort to retain skilled miners. Additionally, repairs and maintenance costs were higher due to our increased utilization of underground mining equipment. Partially offsetting these increases in cost per ton was a 3% decrease in tons sold.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the year ended December 31, 2009 primarily due to decreased purchased coal costs related to the expiration of certain brokered coal contracts, as well as to decreased shipments on various remaining contracts in 2009 as compared to 2008. These decreases were partially offset by an increase of $5.33 per ton sold, primarily as a result of increased reclamation and property tax expense at certain non-operating locations.

Cost of other revenues—For the year ended December 31, 2009, cost of other revenues increased primarily due to the related costs of the highwall mining system sold during the year and increased labor and benefit costs at our ADDCAR subsidiary. Partially offsetting these increases in cost of other revenues were decreases in coalbed methane gathering fees, repairs and maintenance costs and water treatment costs.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the year ended December 31, 2009, primarily as a result of capital spending throughout 2008 and 2009. Further impacting the increase was increased depletion expense resulting from increased mining of company-owned reserves, as well as a decrease in amortization income related to the completion or termination of shipments on certain below-market contracts. These increases were partially offset by a decrease in amortization of coalbed methane well development costs.

Selling, general and administrative expenses—Selling, general and administrative expenses for the year ended December 31, 2009 decreased primarily due to the recovery of a potential bad debt and the favorable resolution of certain legal and tax matters.

Gain on sale of assets—Gain on sale of assets decreased significantly for the year ended December 31, 2009. During the year ended December 31, 2008, we recognized a $24.6 million pre-tax gain on exchange of coal reserves with a third-party and a $3.6 million gain related to the sale of a highwall mining system previously used in operations. These decreases were partially offset by a gain of $2.9 million in 2009 related to the sale of a loadout facility.

Impairment loss—The impairment loss reflects the write-off of goodwill in 2008 associated with our ADDCAR subsidiary as a result of the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows used to estimate fair value. Additionally, as a result of making the decision to close the Sago mine, related development costs were deemed to be impaired and were written-off during 2008. No comparable impairment occurred during 2009.

Adjusted EBITDA by Reportable Segment

Adjusted EBITDA represents net income before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 79 of this Annual Report on Form 10-K and in Note 20 to our consolidated financial statements for the year ended December 31, 2009.

The following table depicts reportable segment Adjusted EBITDA for the years ended December 31, 2009 and 2008:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian	$169,842	$107,186	$62,656	58%
Northern Appalachian	31,005	23,687	7,318	31%
Illinois Basin	14,405	14,784	(379)	(3)%
Ancillary	(13,575)	(18,436)	4,861	26%
Total Adjusted EBITDA	$201,677	$127,221	$74,456	59%

Central Appalachian. Adjusted EBITDA for the year ended December 31, 2009 increased compared to the year ended December 31, 2008 primarily due to $27.5 million received for the early termination of two related coal supply agreements and lost margin on pre-termination shipments coupled with a $6.22 per ton increase in profit margins. Partially offsetting these increases was a decrease of approximately 1,633,000 tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to improved profit margins of $2.22 per ton attributable to a combination of an increase in sales realization of $1.11 per ton and a decrease of $1.11 in cost per ton.

Illinois Basin. Adjusted EBITDA decreased during the year ended December 31, 2009 due to a decrease of approximately 77,000 tons sold. Partially offsetting this decrease in tons sold were increased profit margins of $0.39 per ton.

Ancillary. The increase in Adjusted EBITDA was primarily due to $7.4 million received for contract settlements and an increase in profit margins of $2.20 per ton due to an increase in sales realization of $7.53 per ton, offset by a $5.33 increase in cost per ton. Further contributing to the increase in Adjusted EBITDA from our Ancillary segment was the sale of a highwall mining system during the year ended December 31, 2009, offset by decreased revenue from coalbed methane wells and a decrease of approximately 237,000 tons sold related to the expiration of brokered coal contracts throughout 2008 and decreased shipments of various remaining contracts.

Reconciliation of Adjusted EBITDA to Net income (loss) by Reportable Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the years ended December 31, 2009 and 2008:

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$91,841	$47,244	$44,597	94%
Depreciation, depletion and amortization	71,298	64,132	7,166	11%
Interest expense, net	4,488	2,145	2,343	109%
Income tax (benefit) expense	2,215	(6,335)	8,550	* %
Adjusted EBITDA	$169,842	$107,186	$62,656	58%

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$7,994	$3,217	$4,777	148%
Depreciation, depletion and amortization	20,991	17,884	3,107	17%
Interest expense, net	531	717	(186)	(26)%
Income tax (benefit) expense	1,423	(5,322)	6,745	* %
Impairment loss	—	7,191	(7,191)	(100)%
Noncontrolling interest	66	—	66	100%
Adjusted EBITDA	$31,005	$23,687	$7,318	31%

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$6,080	$6,959	$(879)	(13)%
Depreciation, depletion and amortization	7,957	7,342	615	8%
Interest expense, net	579	327	252	77%
Income tax (benefit) expense	(211)	156	(367)	* %
Adjusted EBITDA	$14,405	$14,784	$(379)	(3)%

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(84,457)	$(83,647)	$(810)	1%
Depreciation, depletion and amortization	5,838	6,689	(851)	(13)%
Interest expense, net	47,446	40,454	6,992	17%
Income tax (benefit) expense	4,305	(12,169)	16,474	* %
Loss on extinguishment of debt	13,293	—	13,293	100%
Impairment loss	—	30,237	(30,237)	(100)%
Adjusted EBITDA	$(13,575)	$(18,436)	$4,861	26%

	Year ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss) attributable to International Coal Group, Inc.	$21,458	$(26,227)	$47,685	* %
Depreciation, depletion and amortization	106,084	96,047	10,037	10%
Interest expense, net	53,044	43,643	9,401	22%
Income tax (benefit) expense	7,732	(23,670)	31,402	* %
Loss on extinguishment of debt	13,293	—	13,293	100%
Impairment loss	—	37,428	(37,428)	(100)%
Noncontrolling interest	66	—	66	100%
Adjusted EBITDA	$201,677	$127,221	$74,456	59%

           * Not meaningful

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

The following table depicts coal sales revenues by reportable segment for years ended December 31, 2008 and 2007:

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$672,077	$512,352	$159,725	31%
Northern Appalachian	209,932	121,200	88,732	73%
Illinois Basin	69,796	60,368	9,428	16%
Ancillary	46,440	76,743	(30,303)	(39)%
Total coal sales revenues	$998,245	$770,663	$227,582	30%

The following table depicts tons sold by reportable segment for the years ended December 31, 2008 and 2007:

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

The following table depicts cost of coal sales by reportable segment for the years ended December 31, 2008 and 2007:

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

Adjusted EBITDA by Reportable Segment

Adjusted EBITDA represents net income before deducting interest, income taxes, depreciation, depletion, amortization, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. It is considered “adjusted” as we adjust EBITDA for impairment charges and noncontrolling interest. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 84 of this Annual Report on Form 10-K and in Note 20 to our consolidated financial statements for the year ended December 31, 2008.

The following table depicts reportable segment Adjusted EBITDA for the years ended December 31, 2008 and 2007:

	Year ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentages)
Central Appalachian	$107,186	$47,442	$59,744	126%
Northern Appalachian	23,687	(22,215)	45,902	207%
Illinois Basin	14,784	15,463	(679)	(4)%
Ancillary	(18,436	18,363	(36,799)	(200)%
Total Adjusted EBITDA	$127,221	$59,053	$68,168	115%

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

Reconciliation of Adjusted EBITDA to Net income (loss) by Reportable Segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the years ended December 31, 2008 and 2007:

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our credit facility. As of December 31, 2009, our available liquidity was $119.0 million, including cash and cash equivalents of $92.6 million and $26.4 million available for borrowing under our $100.0 million senior credit facility. Total debt represented 39% of our total capitalization at December 31, 2009. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

In December 2009, we entered into a series of privately negotiated agreements pursuant to which we issued a total of 18,660,550 shares of our common stock in exchange for $63.5 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2012 (the “Convertible Notes”). One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchanges occurring in 2010. Subsequent to December 31, 2009, we issued a total of 6,198,668 shares of our common stock in exchange for $22.0 million aggregate principal amount of our Convertible Notes.

            On December 18, 2009, we filed a shelf registration statement on Form S-3 with the SEC that became effective on January 15, 2010. Under this universal shelf registration statement, we have the capacity to offer and sell, from time to time, up to $600.0 million aggregate value of securities, including common stock and debt securities. This registration statement allows us to opportunistically access the capital markets based on our liquidity and capital needs subject to favorable market and other conditions.

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

We currently expect our total capital expenditures will be approximately $85.0 million to $95.0 million in 2010, substantially all of which will be for equipment and infrastructure at our existing operations. Cash paid for capital expenditures was approximately $66.3 million for the year ended December 31, 2009. We have funded and expect to continue to fund these capital expenditures from our internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through 2010. To the extent necessary, management believes it has flexibility on the timing of these cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $29.9 million of cash paid for capital expenditures for the year ended December 31, 2009 was attributable to our Central Appalachian operations. This amount represents investments of approximately $6.3 million in our Beckley mining complex and $6.3 million in our Hazard complex. We paid approximately $21.1 million at our Northern Appalachian operations for the year ended December 31, 2009, approximately $7.8 million of which was for investments at our Sentinel complex. We invested approximately $11.4 million in our Illinois Basin operations for the development of a new mine portal and ongoing operations improvements. Approximately $3.9 million of cash paid for capital expenditures for the year ended December 31, 2009 was within our Ancillary segment, primarily for the upgrading of highwall mining machinery and the purchase of safety equipment.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the year ended December 31, 2009, we spent $5.4 million to meet these standards and anticipate spending an additional $3.2 million in 2010.

Cash Flows

Net cash provided by operating activities was $115.7 million for the year ended December 31, 2009, an increase of $37.0 million from the same period in 2008. This increase is attributable to an increase in net income of $93.3 million, after adjustment for non-cash charges, offset by a decrease in net operating assets and liabilities of $56.3 million.

For the year ended December 31, 2009, net cash used in investing activities was $73.2 million compared to $124.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, $66.3 million of cash was used for development and acquisition of new mining complexes and to support existing mining operations compared to $132.8 million in 2008. Additionally, we collected proceeds from asset sales of $3.7 million during the year ended December 31, 2009 versus $8.8 million during the comparable period of 2008.

Net cash used by financing activities of $13.9 million for the year ended December 31, 2009 was due to repayments on our short-term and long-term debt of $24.3 million and finance costs incurred of $1.3 million. These amounts were partially offset by borrowings of $11.7 million provided by long-term and short-term notes entered into during the year.

Net cash provided by operating activities was $78.7 million for the year ended December 31, 2008, an increase of $56.3 million from the same period in 2007. This increase is attributable to a decrease in net loss of $62.9 million, after adjustment for non-cash charges, offset by a decrease in net operating assets and liabilities of $6.7 million.

For the year ended December 31, 2008, net cash used in investing activities was $124.0 million compared to $126.9 million for the year ended December 31, 2007. For the year ended December 31, 2008, $132.8 million of cash was used for development and acquisition of new mining complexes and to support existing mining operations compared to $169.7 million in 2007. Additionally, we collected proceeds from asset sales of $8.8 million during the year ended December 31, 2008 versus $46.5 million during the comparable period of 2007.

Net cash provided by financing activities of $2.1 million for the year ended December 31, 2008 was due to repayments on our short-term and long-term debt of $7.9 million. These amounts were offset by borrowings of $9.8 million provided by long-term and short-term notes entered into during the year and proceeds from stock options exercised of $0.1 million.

Credit Facility and Long-Term Debt Obligations

As of December 31, 2009, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

2009
9.00% Convertible senior notes, due 2012, net of debt discount of $9,480	$152,022
10.25% Senior notes, due 2014	175,000
Equipment notes	54,417
Capital leases and other	2,870
Total	384,309
Less current portion	(17,794)
Long-term debt and capital leases	$366,515

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

In December 2009, we entered into a series of privately negotiated agreements in order to induce conversions of our outstanding Convertible Notes. In connection with such agreements, we issued a total of 18,660,550 shares of our common stock in exchange for $63.5 million aggregate principal amount of our Convertible Notes. As a result of the exchanges, we recognized losses on extinguishment of the related debt totaling $13.3 million for the year ended December 31, 2009.

One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder actually exchanged $22.0 million aggregate principal amount of Convertible Notes for 6,198,668 shares of our common stock. As a result of the exchanges settled in January 2010, we recognized a loss on extinguishment of the related debt totaling $5.4 million subsequent to December 31, 2009.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of our common stock or, at our option, cash. The Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the Convertible Notes). The volume weighted-average price of our stock subsequent to the expiration date of the conversion period was below $6.10 per share. Accordingly, there were no potentially convertible shares at December 31, 2009. The Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of our common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the Convertible Notes indenture, we may be required to repurchase the Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As such, in the event of a fundamental change or the aforementioned average pricing thresholds are met, we would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. In the event that a significant number of the holders of the Convertible Notes were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Under these circumstances, we would look to WL Ross & Co. LLC, our banking group and other potential lenders to obtain short-term funding until such time that we could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors. In addition, if conversion occurs in connection with certain changes in control, we may be required to deliver additional shares of our common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes.

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

The indenture governing the Notes contains covenants that limit our ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem our capital stock, make certain investments, sell assets and incur liens. As of December 31, 2009, we were in compliance with our covenants under the indenture.

Credit facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) which matures on June 23, 2011. A maximum of $80.0 million may be used for letters of credit. In September 2009, we executed an amendment to the Credit Facility that affected certain debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios for 2010 and thereafter. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement for 2010. Pursuant to the amendment, interest on the borrowings under the Credit Facility is payable, at our option, at either the base rate plus an applicable margin of 2.75% to 3.50% or LIBOR plus an applicable margin of 3.75% to 4.50%, based on our leverage ratio. As of December 31, 2009, we had no borrowings outstanding and letters of credit totaling $73.6 million outstanding, leaving $26.4 million available for future borrowing capacity, and were in compliance with our financial covenants under the Credit Facility.

Equipment notes. The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of December 31, 2009, we had amounts outstanding with terms ranging from 36 up to 60 months at a weighted-average interest rate of 7.35%. At December 31, 2009, additional funds are available under our revolving equipment credit facility for terms ranging up to 60 months with a current interest rate of 6.75%.

Capital lease and other. We lease certain mining equipment under a capital lease. We imputed interest on our capital lease using a rate of 10.44%. Additionally, we have an insurance policy with a coverage period of 17 months that we financed over 15 months at an interest rate of 5.42%.

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

Additionally, we have other long-term liabilities, including, but not limited to, mine reclamation and closure costs, below-market coal supply agreements and “black lung” costs, and some of our subsidiaries have long-term liabilities relating to retiree health and other employee benefits.

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under our credit facility and equipment credit facility, will be adequate at least through 2010 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling high-cost operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets or engage in sale-leaseback transactions. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Our Convertible Senior Notes (the “Convertible Notes”) were not convertible as of December 31, 2009. In the event that the Convertible Notes were to become convertible and a significant number of the holders were to convert their notes prior to maturity, we may not have enough available funds at any particular time to make the required repayments. Under these circumstances, we would look to WL Ross & Co. LLC, our banking group and other potential lenders to obtain short-term funding until such time that we could secure necessary financing on a long-term basis. The availability of any such financing would depend upon the circumstances at the time, including the terms of any such financing, and other factors.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2009 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt and capital lease(1)	$53,885	$254,180	$212,165	$—	$520,230
Operating leases	98	79	15	2	194
Coal purchase obligations(2)	14,377	—	—	—	14,377
Diesel fuel purchase obligations(2)	39,859	—	—	—	39,859
Advisory Services Agreement(3)	2,000	1,500	—	—	3,500
Minimum royalties	10,462	18,489	15,535	29,815	74,301
Postretirement medical benefits	430	2,091	4,067	182,279	188,867
Total	$121,111	$276,339	$231,782	$212,096	$841,328

(1)	Amounts are inclusive of interest assuming interest rates of 10.25% for our senior notes, 9.0% for our convertible notes and ranging from 5.10% to 10.09% on our equipment notes.
(2)	Reflects estimates of obligations.
(3)	See “Certain Relationships and Related Transactions, and Director Independence.”

We have excluded uncertain tax liabilities as defined in ASC Topic 740, Income Taxes, from the table above due to the immateriality of such amounts.

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

Federal and state laws require us to secure payment of certain long-term obligations, such as mine closure and reclamation costs, coal leases and other obligations. We typically secure these payment obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive than posting an all cash bond or a bank letter of credit, either of which would require a greater use of our credit facility. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with cash. We currently have a $130.4 million committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount up to 50% of the aggregate bond liability. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2009, we had outstanding surety bonds with third parties for post-mining reclamation totaling $112.4 million, plus $4.5 million for miscellaneous purposes. As of December 31, 2009, we maintained letters of credit totaling $73.6 million to secure reclamation surety bonds and other obligations.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the years ended December 31, 2009, 2008 and 2007. However, commodities prices have increased at a rate greater than that of the general economy, specifically prices for fuel and explosives, steel products, tires, healthcare and labor.

Recent Accounting Pronouncements

See Note 2–Summary of Significant Policies and General–Recent Accounting Pronouncements to the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K related to recently issued accounting pronouncements, which information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. In May 2006, we entered into an Interest Rate Collar Agreement, which became effective on March 31, 2007 and expired and was settled on March 31, 2009, to hedge our interest risk on $200.0 million notional amount of revolving debt. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. This agreement was entered into in conjunction with our amended and restated credit facility dated June 23, 2006. We recognized the changes in the fair value of this agreement in the income statement in the period of change. For the year ended December 31, 2009, we recognized an immaterial loss related to changes in fair market value.

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of December 31, 2009, 91% of our 2010 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility. Additionally, the prices of coal shipped under long-term supply agreements may be below the current market prices for similar types of coal at any given time. As a result of the substantial volume of sales that are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included at the end of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Periodically, we review the design and effectiveness of our disclosure controls and controls over financial reporting to ensure they remain effective. If such reviews identify a need, we will make modifications to improve the design and effectiveness of our control structure. We conducted an evaluation of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures were effective as of December 31, 2009.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2009 that would have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Coal Group, Inc.
Scott Depot, West Virginia

We have audited the internal control over financial reporting of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated January 29, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
January 29, 2010

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information requested by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the definitive Proxy Statement used in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 19, 2010 (the “Definitive Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information requested by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information requested by Item 403 of Regulation S-K is incorporated herein by reference to the Definitive Proxy Statement.

See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Summary of Equity Compensation Plans” on page 61 of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information requested by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE

The information requested by Item 9(e) of Schedule 14A with respect to the fees and services related to our independent registered public accounting firm, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures is incorporated herein by reference to the Definitive Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Coal Group, Inc.
Scott Depot, West Virginia

We have audited the accompanying consolidated balance sheets of International Coal Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
January 29, 2010

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,641	$63,930
Accounts receivable, net of allowances of $222 and $1,516	80,291	75,321
Inventories, net	82,037	58,788
Deferred income taxes	15,906	17,649
Prepaid insurance	6,351	13,380
Income taxes receivable	1,423	8,030
Prepaid expenses and other	9,960	10,893
Total current assets	288,609	247,991

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,038,200	1,069,297
DEBT ISSUANCE COSTS, net	7,634	10,462
ADVANCE ROYALTIES, net	18,025	17,462
OTHER NON-CURRENT ASSETS	15,492	5,435
Total assets	$1,367,960	$1,350,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,582	$75,810
Short-term debt	2,166	4,741
Current portion of long-term debt and capital leases	17,794	15,319
Current portion of reclamation and mine closure costs	9,390	11,139
Current portion of employee benefits	3,973	3,359
Accrued expenses and other	74,803	87,704
Total current liabilities	171,708	198,072

LONG-TERM DEBT AND CAPITAL LEASES	366,515	417,551
RECLAMATION AND MINE CLOSURE COSTS	65,601	68,107
EMPLOYEE BENEFITS	63,767	56,563
DEFERRED INCOME TAXES	57,399	51,154
BELOW-MARKET COAL SUPPLY AGREEMENTS	29,939	43,888
OTHER NON-CURRENT LIABILITIES	3,797	6,195
Total liabilities	758,726	841,530

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 172,820,047 and 172,812,726 shares issued and outstanding, respectively, as of December 31, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,728	1,533
Treasury stock	(14)	—
Additional paid-in capital	732,124	656,997
Accumulated other comprehensive income (loss)	1,048	(2,277)
Retained deficit	(125,713)	(147,171)
Total International Coal Group, Inc. stockholders’ equity	609,173	509,082
Noncontrolling interest	61	35
Total stockholders’ equity	609,234	509,117
Total liabilities and stockholders’ equity	$1,367,960	$1,350,647

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Coal sales revenues	$1,006,606	$998,245	$770,663
Freight and handling revenues	26,279	45,231	29,594
Other revenues	92,464	53,260	48,898
Total revenues	1,125,349	1,096,736	849,155

COSTS AND EXPENSES:
Cost of coal sales	832,214	882,983	732,112
Freight and handling costs	26,279	45,231	29,594
Cost of other revenues	36,089	35,672	34,046
Depreciation, depletion and amortization	106,084	96,047	86,517
Selling, general and administrative	32,749	38,147	33,325
Gain on sale of assets	(3,659)	(32,518)	(38,656)
Goodwill impairment loss	—	30,237	170,402
Long-lived asset impairment loss	—	7,191	—
Total costs and expenses	1,029,756	1,102,990	1,047,340
Income (loss) from operations	95,593	(6,254)	(198,185)
INTEREST AND OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(13,293)	—	—
Interest expense, net	(53,044)	(43,643)	(35,989)
Other, net	—	—	319
Total interest and other income (expense)	(66,337)	(43,643)	(35,670)
Income (loss) before income taxes	29,256	(49,897)	(233,855)
INCOME TAX BENEFIT (EXPENSE) BENEFIT	(7,732)	23,670	85,944
Net income (loss)	21,524	(26,227)	(147,911)
Net (income) loss attributable to noncontrolling interest	(66)	—	349
Net income (loss) attributable to International Coal Group, Inc.	$21,458	$(26,227)	$(147,562)

Earnings per share:
Basic	$0.14	$(0.17)	$(0.97)
Diluted	0.14	(0.17)	(0.97)
Weighted-average common shares outstanding:
Basic	153,630,446	152,632,586	152,304,461
Diluted	155,386,263	152,632,586	152,304,461

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total International Coal Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2006	152,906,488	$1,529	$—	$633,937	$(1,727)	$26,730	$660,469	$1,096	$661,565
Net loss	—	—	—	—	—	(147,562)	(147,562)	(349)	(147,911)
Postretirement benefit obligation adjustments, net of tax of $1,362	—	—	—	—	(2,231)	—	(2,231)	—	(2,231)
Amortization of postretirement benefit net loss, net of tax of $109	—	—	—	—	174	—	174	—	174
Black lung benefit obligation adjustments, net of tax of $1,460	—	—	—	—	2,441	—	2,441	—	2,441
Amortization of black lung benefit net gain, net of tax of $115	—	—	—	—	(187)	—	(187)	—	(187)
Comprehensive loss	—	—	—	—	—	—	—	—	(147,714)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(712)	(712)
Effect of adoption of FIN 48	—	—	—	—	—	(112)	(112)	—	(112)
Issuance of restricted stock and stock awards, net of forfeitures	85,621	1	—	(1)	—	—	—	—	—
Compensation expense on share based awards	—	—	—	5,224	—	—	5,224	—	5,224
Equity component of Convertible Senior Notes, due 2012	—	—	—	13,517	—	—	13,517	—	13,517
Balance—December 31, 2007	152,992,109	1,530	—	652,677	(1,530)	(120,944)	531,733	35	531,768
Net loss	—	—	—	—	—	(26,227)	(26,227)	—	(26,227)
Postretirement benefit obligation adjustments, net of tax of $727	—	—	—	—	530	—	530	—	530
Amortization of postretirement benefit net loss, net of tax of $214	—	—	—	—	216	—	216	—	216
Black lung benefit obligation adjustments, net of tax of $548	—	—	—	—	(903)	—	(903)	—	(903)
Amortization of black lung benefit net gain, net of tax of $358	—	—	—	—	(590)	—	(590)	—	(590)
Comprehensive loss	—	—	—	—	—	—	—	—	(26,974)
Issuance of restricted stock and stock awards, net of forfeitures	312,436	3	—	(3)	—	—	—	—	—
Stock options exercised	17,700	—	—	149	—	—	149	—	149
Compensation expense on share based awards	—	—	—	4,174	—	—	4,174	—	4,174
Balance—December 31, 2008	153,322,245	1,533	—	656,997	(2,277)	(147,171)	509,082	35	509,117
Net income	—	—	—	—	—	21,458	21,458	66	21,524
Postretirement benefit obligation adjustments, net of tax of $323	—	—	—	—	2,663	—	2,663	—	2,663
Amortization of postretirement benefit net loss, net of tax of $117	—	—	—	—	171	—	171	—	171
Black lung benefit obligation adjustments, net of tax of $416	—	—	—	—	735	—	735	—	735
Amortization of black lung benefit net gain, net of tax of $146	—	—	—	—	(244)	—	(244)	—	(244)
Comprehensive income	—	—	—	—	—	—	—	—	24,849
Purchases of treasury stock	(7,321)	—	(14)	—	—	—	(14)	—	(14)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(40)	(40)
Issuance of common stock in exchange for convertible notes	18,660,550	187	—	71,430	—	—	71,617	—	71,617
Issuance of restricted stock and stock awards, net of forfeitures	837,252	8	—	(8)	—	—	—	—	—
Compensation expense on share based awards	—	—	—	3,705	—	—	3,705	—	3,705
Balance—December 31, 2009	172,812,726	$1,728	$(14)	$732,124	$1,048	$(125,713)	$609,173	$61	$609,234

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,524	$(26,227)	$(147,911)
Adjustments to reconcile net income (loss) to net cash from operating activities:		—	—
Depreciation, depletion and amortization	106,084	96,047	86,517
Loss on extinguishment of debt	13,293	—	—
Impairment loss	—	37,428	170,402
Amortization of deferred finance costs and debt discount	7,001	6,141	9,516
Amortization of accumulated employee benefit obligations	(102)	(518)	(19)
Compensation expense on share based awards	3,705	4,174	5,224
Gain on sale of assets, net	(3,659)	(32,518)	(38,656)
Provision for bad debt	(1,294)	994	503
Deferred income taxes	7,859	(24,434)	(87,399)
Changes in Assets and Liabilities:
Accounts receivable	(3,676)	7,918	(13,606)
Inventories	(23,249)	(17,333)	(92)
Prepaid expenses and other	14,569	(3,545)	3,202
Other non-current assets	399	(2,744)	(457)
Accounts payable	(16,814)	7,116	12,588
Accrued expenses and other	(13,089)	24,677	11,648
Reclamation and mine closure costs	1,341	(5,281)	5,509
Other liabilities	1,862	6,834	5,502
Net cash from operating activities	115,754	78,729	22,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,695	8,786	46,524
Additions to property, plant, equipment and mine development	(66,345)	(132,197)	(160,807)
Cash paid related to acquisitions, net	—	(603)	(12,717)
Withdrawals (deposits) of restricted cash	(10,468)	(26)	193
Contribution to joint venture	(40)	—	(100)
Net cash from investing activities	(73,158)	(124,040)	(126,907)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	2,611	6,310	26,082
Repayments on short-term debt	(5,186)	(1,569)	(45,368)
Borrowings on long-term debt	9,086	3,496	65,000
Repayments on long-term debt and capital leases	(19,104)	(6,295)	(68,585)
Purchases of treasury stock	(14)	—	—
Debt issuance costs	(1,278)	—	(9,285)
Proceeds from stock options exercised	—	149	—
Proceeds from convertible notes offering	—	—	225,000
Net cash from financing activities	(13,885)	2,091	192,844
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,711	(43,220)	88,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,930	107,150	18,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,641	$63,930	$107,150

Supplemental information:
Cash paid for interest (net of amount capitalized)	$47,327	$36,193	$20,113
Cash received for income taxes	$7,006	$—	$2,971

Supplemental disclosure of non-cash items:
Issuance of common stock in exchange for convertible notes	$71,617	$—	$—
Purchases of property, plant, equipment and mine development through accounts payable	$17,416	$12,942	$547
Purchases of property, plant, equipment and mine development through financing arrangements	$17,066	$40,708	$10,971
Assets acquired through the assumption of liabilities	$—	$17,464	$2,016
Assets acquired through the exchange of property	$—	$22,608	$—

See notes to consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

1.	ORGANIZATION

Entity Matters—International Coal Group, Inc. (“ICG” or the “Company”) is a leading producer of coal in Northern and Central Appalachia and also has operations and reserves in the Illinois Basin. The Company’s customers are primarily investment grade electric utilities, as well as domestic industrial and steel customers that demand a variety of coal products. The Company’s ability to produce a comprehensive range of high-Btu steam and metallurgical quality coal allows it to blend coal, which enables it to market differentiated coal products to a variety of customers with different coal quality demands.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Principles of Consolidation—The consolidated financial statements include the accounts of ICG, whose subsidiaries are generally controlled through a majority voting interest, but may be controlled by means of a significant noncontrolling ownership, by contract, lease or otherwise. In certain cases, ICG subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). See Note 14 to the consolidated financial statements for further discussion regarding the consolidation of VIEs. The Company accounts for its undivided interest in coalbed methane wells (see Note 7) using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the financial statements. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Intercompany transactions and balances have been eliminated.

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
For the years ended December 31, 2009, 2008 and 2007
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

Financial Instruments—Pursuant to ASC Subtopic 470-20-65-1, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company’s convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has been accounted for as a component of equity.

Advance Royalties—The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The recoupable minimum royalty payments are capitalized and amortized based on the units-of-production method at a rate defined in the lease agreement once mining activities begin. The Company has recorded net advance royalties of $23,790 and $22,573; the current portion of $5,765 and $5,111 is included in prepaid expense at December 31, 2009 and 2008, respectively. Unamortized deferred royalty costs are expensed when mining has ceased or a decision is made not to mine on such property. At December 31, 2009 and 2008, the Company has recorded allowances for such circumstances totaling $4,206 and $3,909, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Coal Supply Agreements—The Company’s below-market coal supply agreements (sales contracts) represent coal supply agreements acquired through acquisitions accounted for as business combinations for which the prevailing market price for coal specified in the contract was in excess of the contract price. The liability recorded related to these coal supply agreements was based on discounted cash flows resulting from the difference between the below-market contract price and the prevailing market price at the date of acquisition. The below-market coal supply agreements are amortized on the basis of tons shipped over the term of the respective contract. The net book value of the Company’s below-market coal supply agreements was $29,939 and $43,888 at December 31, 2009 and 2008, respectively. Amortization income on the below-market coal supply agreements was $6,228, $9,590 and $19,214 in 2009, 2008 and 2007, respectively. Amortization income is included in depreciation, depletion and amortization expense. Based on the expected shipments related to the remaining below-market contracts, the Company expects to record annual amortization income in each of the next five years as reflected in the table below.

Below-market contracts
2010	$3,279
2011	3,548
2012	3,548
2013	3,548
2014	3,548

During 2009, the Company terminated a below-market coal supply agreement and realized a $7,721 pre-tax non-cash gain. The gain is included in other revenues in the Company’s statement of operations for the year ended December 31, 2009.

During 2009, three of the Company’s customers requested early termination of certain coal supply agreements. The Company received $34,880 in payments for the early termination of these agreements and the lost margin on pre-termination shipments. The income is included in other revenues in the Company’s statement of operations for the year ended December 31, 2009.

Property, Plant, Equipment and Mine Development—Property, plant, equipment and mine development costs, including coal lands and mineral rights, are recorded at cost, which includes construction overhead and capitalized interest. Interest cost applicable to major asset additions is capitalized during the construction period and totaled $325 and $6,721 for the years ended December 31, 2009 and 2008, respectively. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Coal lands and mineral rights costs are depleted using the units-of-production method, based on estimated recoverable reserves. Mine development costs are amortized using the units-of-production method, based on estimated recoverable reserves. Other property, plant and equipment is depreciated using the straight-line method with estimated useful lives as follows:

Years
Buildings	10 to 45
Mining and other equipment and related facilities	1 to 20
Land improvements	15
Transportation equipment	2 to 7
Furniture and fixtures	3 to 10

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Debt Issuance Costs—Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs related to the Company’s outstanding debt are amortized over the life of the related debt. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $2,884, $2,428 and $8,082, respectively, and is included in interest expense. Loss on extinguishment of debt for the year ended December 31, 2009 includes $1,182 representing deferred financing fees written-off as a result of the Company exchanging a portion of its Convertible Senior Notes for shares of its common stock. See Note 9. Amortization expense for the year ended December 31, 2007 includes $5,348 representing deferred financing fees written-off as a result of amending and restating the Company’s prior credit agreements. There were no deferred financing fees written-off in 2008.

Restricted Cash—Restricted cash includes amounts required by various casualty insurance and reclamation agreements. Restricted cash of $12,057 and $1,589 at December 31, 2009 and 2008, respectively, is included in other non-current assets.

Coal Mine Reclamation and Mine Closure Costs—The Company’s asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company records these reclamation obligations according to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”). ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Fair value of reclamation liabilities is determined based on the present value of the estimated future expenditures. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the mine property is reclaimed, and to the extent there is a difference between the liability and the amount of cash paid to perform the reclamation, a gain or loss upon settlement is recognized. On at least an annual basis, the Company reviews its entire reclamation liability and makes necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures and revisions to cost estimates and productivity assumptions.

Asset Impairments—The Company follows ASC Subtopic 360-10-45, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-45”) which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when impairment indicators are present. When the sum of projected cash flows is less than the carrying amount, impairment losses are indicated. If the fair value of the assets is less than the carrying amount of the assets, an impairment loss is recognized. In determining such impairment losses, discounted cash flows or asset appraisals are utilized to determine the fair value of the assets being evaluated. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closure obligations are accelerated and the mine closure accrual is increased accordingly. To the extent it is determined asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. During the year ended December 31, 2008, the Company recognized an impairment loss of $7,191 in accordance with ASC 360. No such losses were incurred in 2009 or 2007. See Note 4.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Income Tax Provision—The provision for income taxes includes federal, state and local income taxes currently payable and a portion related to deferred tax assets and liabilities. Income taxes are recorded under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax basis of assets and liabilities and their financial reporting amounts, as well as net operating loss carryforwards and tax credits based on enacted tax laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by applicable taxing authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the taxing authority assuming full knowledge of the position and all relevant facts. The Company recognizes interest expense and penalties related to unrecognized tax benefits as interest expense and other expense, respectively, in its consolidated statement of operations. The amount of the Company’s uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at December 31, 2009 and 2008.

Revenue Recognition—Coal revenues result from sales contracts (long-term coal contracts or purchase orders) with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination.

Coal sales revenues also result from the sale of brokered coal produced by others. The revenues related to brokered coal sales are included in coal sales revenues on a gross basis and the corresponding cost of the coal from the supplier is recorded in cost of coal sales in accordance with ASC Topic 605-45, Principal Agent Considerations.

Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues primarily consist of contract mining income, coalbed methane sales, ash disposal services, equipment and parts sales, equipment rebuild and maintenance services, royalties and coal handling and processing income. With respect to other revenues recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Postretirement Benefits Other Than Pensions—As prescribed by ASC Topic 715, Compensation–Retirement Benefits (“ASC 715”), accruals are made during an employee’s actual working career, based on actuarially determined estimates, for the expected costs of providing postretirement benefits other than pensions for current and future retired employees and their dependents, which are primarily healthcare benefits. Actuarial gains and losses are amortized over the estimated average remaining service period for active employees utilizing the minimum amortization method prescribed by ASC 715. The Company’s liability is reduced by the amount of Medicare prescription drug reimbursement that it expects to receive under the Drug Improvement and Modernization Act of 2003. See Note 12. As prescribed by ASC 715, changes in the funded status of the plan when the obligation is remeasured, are recognized through comprehensive income.

Workers’ Compensation and Black Lung Benefits—The Company is liable under federal and state laws to pay workers’ compensation and pneumoconiosis (black lung) benefits to eligible employees. The Company utilizes a combination of participation in a state run program and insurance policies. For black lung liabilities, provisions are made for actuarially determined estimated benefits. The Company follows ASC Topic 712, Compensation–Nonretirement Postemployment Benefits (“ASC 712”) for purposes of accounting for its black lung liabilities. As prescribed by ASC 712, changes in the funded status of the black lung obligation when the obligation is remeasured are recognized through comprehensive income.

Share Based Compensation—The Company accounts for its share based awards in accordance with ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company measures share based compensation cost based upon the grant date fair value of the award, which is recognized as expense on a straight-line basis over the corresponding vesting period. The Company uses the Black-Scholes option valuation model to determine the estimated fair value of its stock options at the date of grant. Determining the fair value of share based awards at the grant date requires several assumptions. These assumptions include the expected life of the option, the risk-free interest rate, volatility of the price of the Company’s common stock and expected dividend yield on the Company’s common stock. See Note 13.

Management’s Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to: the allowance for doubtful accounts; coal inventories; parts and supplies inventory reserves; coal lands and mineral rights; advance royalty reserves; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion and amortization; income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Recent Accounting Pronouncements—In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes principles and requirements for events that occur after the balance sheet date, but before the issuance of the financial statements. ASC 855 requires disclosure of the date through which subsequent events have been evaluated and disclosure of certain non-recognized subsequent events. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued amendments to ASC Subtopic 810-10-15-13, Variable Interest Entities (“ASC 810-10-15-13”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amendment to ASC 810-10-15-13 is effective as of the first fiscal year beginning after November 15, 2009. The Company does not believe that adoption of the amendment to ASC 810-10-15-13 will materially impact its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 makes the FASB Accounting Standards Codification the single source of authoritative U.S. accounting and reporting standards, but it does not change accounting principles generally accepted in the United States of America. ASC 105 is effective for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Corporate Vacation Policy—In June 2009, the Company changed its policy related to when employees are credited with vacation time. Under the original policy, employees earned their vacation in the year prior to vesting, and were vested with 100% of their annual vacation time on January 1st of each year. Under the revised policy, employees are vested in their vacation time ratably throughout the year as it is earned. Accordingly, the Company did not record accruals in 2009 for vacation time to be vested in 2010. If the Company continued to account for vacation under the old policy, it would have recognized additional cost of coal sales, cost of other revenues and selling, general and administrative expenses of $7,001, $433 and $511, respectively, for the year ended December 31, 2009.

3.	INVENTORIES

As of December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008
Coal	$49,120	$28,436
Parts and supplies	35,065	32,159
Reserve for obsolescence, parts and supplies	(2,148)	(1,807)
Total	$82,037	$58,788

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

4.	PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

As of December 31, 2009 and 2008, property, plant, equipment and mine development are summarized by major classification as follows:

	2009	2008
Coal lands and mineral rights	$586,706	$586,512
Plant and equipment	620,451	571,083
Mine development	195,756	181,876
Land and land improvements	26,351	24,119
Coalbed methane well development costs	14,889	14,889
	1,444,153	1,378,479
Less accumulated depreciation, depletion and amortization	(405,953)	(309,182)
Net property, plant and equipment	$1,038,200	$1,069,297

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the years ended December 31, 2009, 2008 and 2007 was $112,267, $105,637 and $105,726, respectively.

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

In December 2008, the Company made the decision to permanently close its Sago mine during the first quarter of 2009. As a result of this decision, the Company recognized a $7,191 impairment charge. The assets of the Sago mine had been included in the Company’s Northern Appalachian business segment.

In September 2007, the Company sold its Denmark reserve in Southern Illinois for $39,000 in cash. As a result, the Company recognized a gain of $36,782 which is included in gain on sale of assets in its statement of operations for the year ended December 31, 2007. Under the terms of the transaction, the purchaser was also obligated to pay the Company an overriding royalty totaling $4,000 on certain future production that will be recognized as the reserves are mined.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

5.	GOODWILL

The Company recorded goodwill related to its acquisition of certain assets and assumption of certain liabilities of Horizon Natural Resources Company (“Horizon”) and Anker Coal Group, Inc. (“Anker”)/CoalQuest Development, LLC (“CoalQuest”). The Company assigned the goodwill to certain of the acquired reporting units based on their estimated fair values. The Company tested goodwill for impairment on an annual basis, at a minimum, and more frequently if a triggering event occurred. The 2008 goodwill testing identified impairment of goodwill at the Company’s ADDCAR Systems, LLC (“ADDCAR”) subsidiary resulting in a $30,237 impairment loss. The goodwill testing performed in 2007 identified impairment of goodwill at the following business units: $32,914 at Hazard, $58,511 at Eastern, $42,941 at East Kentucky and $36,036 at Knott County. The losses reflected the negative impact of several contributing factors which resulted in a reduction in the forecasted cash flows used to estimate fair value. The Company was unable to attain forecasted projections that were used to initially value the business units at the date of acquisition.

6.	ACCRUED EXPENSES AND OTHER

As of December 31, 2009 and 2008, accrued expenses and other consisted of the following:

	2009	2008
Compensation and related expenses	$33,414	$38,076
Interest	15,690	17,776
Royalties	6,177	5,826
Sales and production related taxes	5,395	5,574
Deferred revenue	454	5,506
Personal property, land and mineral taxes	4,717	3,719
Transportation	1,946	3,453
Other	7,010	7,774
Total	$74,803	$87,704

7.	INVESTMENT IN JOINT OPERATING AGREEMENT

One of the Company’s subsidiaries, CoalQuest, entered into an agreement with CDX Gas, LLC (“CDX”) for the purpose of exploration and development of coalbed methane under a joint operating agreement, whereby CoalQuest has the right to obtain up to a 50% undivided working interest in each well drilled on property owned by the Company. The Company accounts for this joint operation using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the appropriate classification in the Company’s financial statements. As of December 31, 2009 and 2008, the Company recorded assets of $1,095 and $2,356, net of accumulated amortization of $13,794 and $12,533, respectively, related to the operating agreement. This amount is included in net property, plant, equipment and mine development in the consolidated balance sheet. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $2,972, $11,532 and $8,724, respectively, of coalbed methane revenue and royalty income related to the operating agreement which is included in other revenues in the consolidated statement of operations.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

8.	ACQUISITION

In May 2008, the Company entered into an agreement to purchase the membership interests of Powdul Acquisition LLC. The purchase resulted in the Company acquiring the idle Powell Mountain underground mining operation and related assets. The cost of the acquired entity totaled $18,067 which included cash paid of $450, other related acquisition costs of $153 and total liabilities of $17,464. Total liabilities included current liabilities of $132, asset retirement obligations of $3,522 and a below-market contract valued at $13,810. As a result of the purchase price allocation, the Company recorded current assets of $1,335, mineral interests of $10,998, development costs of $1,922 and property, plant and equipment of $3,812. The acquisition would not have had a material impact on the Company’s results of operations had it taken place on January 1, 2008.

9.	DEBT

Long-Term Debt and Capital Leases

As of December 31, 2009 and 2008, long-term debt and capital leases consisted of the following:

	2009	2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $9,480 and $17,369, respectively	$152,022	$207,631
10.25% Senior Notes, due 2014	175,000	175,000
Equipment notes	54,417	43,378
Capital leases and other	2,870	6,861
Total	384,309	432,870
Less current portion	(17,794)	(15,319)
Long-term debt and capital lease	$366,515	$417,551

Convertible senior notes—In 2007, the Company completed a private offering of $225,000 aggregate principal amount of 9.00% Convertible Senior Notes (the “Convertible Notes”) due 2012.

In December 2009, the Company entered into a series of privately negotiated agreements in order to induce conversions of its outstanding Convertible Notes. In connection with such agreements, the Company issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its Convertible Notes. As a result of the exchanges, the Company recognized losses on extinguishment of the related debt totaling $13,293 for the year ended December 31, 2009. The Company did not incur any such losses in 2008 and 2007.

One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder actually exchanged $22,000 aggregate principal amount of Convertible Notes for 6,198,668 shares of the Company’s common stock. As a result of the exchanges settled in January 2010, the Company recognized a loss on extinguishment of the related debt totaling $5,397 subsequent to December 31, 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

The Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the Convertible Notes on an ongoing basis. The Convertible Notes were not convertible as of December 31, 2009.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Effective January 1, 2009, the Company adopted ASC 470-20-65-1 (see Note 2). ASC 470-20-65-1 requires disclosure of the carrying amount of the equity component of the related convertible debt, as well as the interest expense resulting from amortization of the debt discount and interest expense recognized on the principal amount of the debt. As of December 31, 2009 and 2008, the equity component of the convertible debt was $9,702 and $13,517, respectively, and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $4,117, $3,714 and $1,434 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on the principal amount of the Convertible Notes was $20,042, $20,250 and $8,517 for the years ended December 31, 2009, 2008 and 2007, respectively.

Senior notes—In 2006, the Company sold $175,000 aggregate principal amount of the Company’s 10.25% Senior Notes (the “Notes”) due July 15, 2014. Interest on the Notes is payable semi-annually in arrears on July 15 and January 15 of each year. The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s amended and restated credit facility. The Notes and the guarantees rank equally with all of the Company’s and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not guarantors. The Company has the option to redeem all or a portion of the Notes at 100% of the aggregate principal amount at maturity at any time on or after July 15, 2012. At any time on or after July 15, 2010 and prior to July 15, 2012, the Company may also redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus an applicable premium as of, and accrued and unpaid interest and additional interest, if any, to, but not including the date of redemption. At any time before July 15, 2009, the Company may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. Upon a change of control, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indenture governing the Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem the Company’s capital stock, make certain investments, sell assets and incur liens. As of December 31, 2009, the Company was in compliance with its covenants under the indenture.

Credit facility— The Company has a $100,000 revolving credit facility (the “Credit Facility”) which matures on June 23, 2011. A maximum of $80,000 may be used for letters of credit. In September 2009, the Company executed an amendment to the Credit Facility that affected certain debt covenants. The amendment modified the maximum permitted leverage and minimum interest coverage ratios for 2010 and thereafter. The amendment also decreased the maximum capital spending and added a minimum liquidity requirement for 2010. Pursuant to the amendment, interest on the borrowings under the Credit Facility is payable, at the Company’s option, at either the base rate plus an applicable margin of 2.75% to 3.50% or LIBOR plus an applicable margin of 3.75% to 4.50%, based on the Company’s leverage ratio. As of December 31, 2009, the Company had no borrowings outstanding and letters of credit totaling $73,551 outstanding, leaving $26,449 available for future borrowing capacity, and was in compliance with its financial covenants under the Credit Facility.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Equipment notes—The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of December 31, 2009, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.35%. At December 31, 2009, additional funds are available under the Company’s revolving equipment credit facility for terms up to 60 months with a current interest rate of 6.75%.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%. Additionally, the Company has an insurance policy with a coverage period of 17 months that it financed over 15 months at an interest rate of 5.42%.

Future maturities of long-term debt and capital leases are as follows as of December 31, 2009:

Year ending December 31:
2010	$17,794
2011	16,263
2012	175,547
2013	8,338
2014	175,847
Thereafter	—
Total	393,789
Less debt discount	(9,480)
Total	$384,309

Short-Term Debt

The Company finances the majority of its annual insurance premiums, a portion of which is included in short-term debt. The weighted-average interest rate applicable to the notes was 1.78%. As of December 31, 2009 and 2008, the Company had $2,166 and $4,741, respectively, outstanding related to insurance financing.

10.	ASSET RETIREMENT OBLIGATION

The Company’s reclamation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mine permit. The obligation and corresponding asset are recognized in the period in which the liability is incurred.

The Company estimates its ultimate reclamation liability based upon detailed engineering calculations of the amount and timing of the future cash flows to perform the required work. The Company considers the estimated current cost of reclamation and applies inflation rates and third-party profit margins. The third-party profit margin is an estimate of the approximate markup that would be charged by contractors for work performed on the Company’s behalf. The discount rate applied is based on the rates of treasury bonds with maturities similar to the estimated future cash flow, adjusted for the Company’s credit standing. The assets that give rise to the obligation are primarily related to mine development, preparation plants and loadouts.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

The following schedule represents activity in the accrual for reclamation and mine closure costs for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$79,246	$85,920
Revisions of estimated cash flows	(3,574)	(5,896)
Liabilities incurred (net of disposals) or assumed in acquisitions	(546)	1,438
Expenditures	(7,566)	(9,594)
Accretion	7,431	7,378
Balance at end of year	$74,991	$79,246

At December 31, 2009 and 2008, the accrued reclamation and mine closure costs are included in the accompanying consolidated balance sheets as follows:

	2009	2008
Current portion of reclamation and mine closure costs	$9,390	$11,139
Non-current portion of reclamation and mine closure costs	65,601	68,107
Total	$74,991	$79,246

11.	INCOME TAXES

The income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	2009	2008	2007
Current:
Federal	$(1,249)	$374	$1,046
State	1,122	390	409
	(127)	764	1,455
Deferred:
Federal	5,582	(21,877)	(75,684)
State	2,277	(2,557)	(11,715)
	7,859	(24,434)	(87,399)
Income tax (benefit) expense	$7,732	$(23,670)	$(85,944)

The following table presents the difference between the income tax benefit in the accompanying statements of operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income and losses before income taxes for the years ended December 31, 2009, 2008 and 2007:

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
Federal income tax benefit computed at statutory rate	$10,298	$(17,464)	$(81,727)
State income tax expense (net of federal tax benefits) computed at statutory rate	2,235	(1,414)	(7,345)
Percentage depletion in excess of tax basis at statutory rate	(9,204)	(6,477)	(1,784)
Penalties	1,007	1,869	—
Goodwill impairment	—	(490)	4,046
Loss on extinguishment of debt	2,841	—	—
Other	555	306	866
Income tax (benefit) expense	$7,732	$(23,670)	$(85,944)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Deferred tax assets:
Accrued employee benefits	$26,526	$22,772
Accrued reclamation and closure	30,810	30,274
Below-market contracts	10,124	15,691
NOL carryover	79,510	71,305
Goodwill	50,528	53,960
Other	16,502	19,705
Total deferred tax assets	214,000	213,707
Valuation allowance for deferred tax assets	(2,561)	(2,396)
Total deferred tax assets, net of valuation allowance	211,439	211,311

Deferred tax liabilities:
Property, coal lands and mine development costs	(246,579)	(232,937)
Other	(6,353)	(11,879)
Total deferred tax liabilities	(252,932)	(244,816)
Net deferred tax liability	$(41,493)	$(33,505)

Classified in balance sheet:
Deferred income taxes—current	$15,906	$17,649
Deferred income taxes—non-current	(57,399)	(51,154)
Total	$(41,493)	$(33,505)

The Company has a total net operating loss (“NOL”) carryover of $207,668, of which $2,707 expires in 2024, $17,154 expires in 2025, $4,818 expires in 2026, $99,792 expires in 2027, $58,514 expires in 2028 and $24,683 expires in 2029. The Company is subject to a limitation of approximately $6,900 per year on $19,861 of the NOLs attributable to certain acquired entities. However, due to the cumulative nature of the limitation, the Company has full utilization of NOLs starting in 2008. The Company also has an alternative minimum tax (“AMT”) loss carryover in the amount of $36,121, of which $4,451 expires in 2024, $16,796 expires in 2025, $10,186 expires in 2028 and $4,688 expires in 2029. The AMT NOL attributable to certain acquired entities of $21,247 is subject to the same annual limitation specified above for the regular NOL. The NOLs reflect $582 of excess tax deductions, which reduce the NOL carryforward portion of the deferred tax asset. The Company will recognize the excess tax deduction at such time that the deduction will reduce taxes payable. Adjustments have been made to certain regular and AMT NOL carryovers as a result of current Internal Revenue Service audits of 2005, 2006 and 2007.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Internal Revenue Code (“IRC”) Section 382 imposes significant limitations on the annual utilization of NOL carryforwards if a “change in ownership” is deemed to occur. Generally, an ownership change is deemed to occur if the Company experiences a cumulative change in ownership of greater than 50% within a three-year testing period. The Company completed an IRC Section 382 study and determined that no ownership change had occurred in 2009.

The Company recorded valuation allowances against certain state NOL carryforwards that, more likely than not, are expected to expire without being utilized. The valuation allowance increased $165, $808 and $883 during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company files income tax returns in the U.S. and various states. Generally, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Company is currently under examination by the state of West Virginia for certain tax years pertaining to income taxes.

12.	EMPLOYEE BENEFITS

Employee benefits at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Postretirement benefits	$30,048	$27,974
Black lung benefits	25,936	22,824
Workers’ compensation benefits	10,307	7,847
Coal Act benefits	1,449	1,277
Total	67,740	59,922
Less current portion	(3,973)	(3,359)
Employee benefits—non-current	$63,767	$56,563

Valuation Date—All actuarially determined benefits were determined as of December 31, 2009 and 2008.

Postretirement Benefits—Employees of the Company who complete ten years of service, and certain employees who have completed eight years of service with the former Horizon companies and complete two years with ICG, will be eligible to receive postretirement healthcare benefits. Upon reaching the retirement age of 65, in order to receive a maximum medical life-time benefit of one hundred thousand dollars per family, eligible retired employees must pay two hundred and fifty dollars per month per family. The Company accrues postretirement benefit expense based on actuarially determined amounts. The amount of postretirement benefit cost accrued is impacted by various assumptions (discount rate, healthcare cost increases, etc.) that the Company uses in determining its postretirement obligations. The Company assumed discount rates of 5.75% and 6.25% to determine the postretirement benefit liability as of December 31, 2009 and 2008, respectively, and 6.25%, 6.50% and 5.75% to determine the net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Postretirement benefit information for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$27,974	$25,024
Service cost	3,335	2,607
Interest cost	1,748	1,627
Actuarial gain	(2,986)	(1,257)
Benefits paid	(23)	(27)
Accumulated benefit obligation at end of period	30,048	27,974
Fair value of plan assets at end of period	—	—
Net liability recognized	$30,048	$27,974

The changes in the actuarial loss that are included in accumulated other comprehensive income were as follows:

	2009	2008	2007
Balance at beginning of year	$8,548	$10,235	$6,925
Actuarial (gain) loss	(2,986)	(1,257)	3,593
Amortization of actuarial loss	(288)	(430)	(283)
Balance at end of year	$5,274	$8,548	$10,235

The Company expects to recognize $113 of the net actuarial loss as a component of the net periodic benefit cost during 2010. Components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net periodic benefit cost:
Service cost	$3,335	$2,607	$2,057
Interest cost	1,748	1,627	1,054
Amortization of actuarial loss	288	430	283
Benefit cost	$5,371	$4,664	$3,394

For measurement purposes at December 31, 2009, a 6.40% annual rate of increase in the per capita cost of covered healthcare benefits was assumed, gradually decreasing to 4.50% in 2061 and remaining level thereafter.

 The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used. As of December 31, 2009, a one-percentage-point increase in assumed healthcare cost trend rates would increase total service and interest cost components and the postretirement benefit obligation by $432 and $2,115, respectively. Conversely, a one-percentage-point decrease would reduce total service and interest cost components and the postretirement benefit obligation by $414 and $2,016, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Estimated future benefit payments for the years indicated ending after December 31, 2009 are as follows:

2010	$430
2011	813
2012	1,278
2013	1,806
2014	2,261
2015 – 2019	20,937
Total	$27,525

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides for a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2009, the Company determined the effects of the Act resulted in a $2,496 reduction of its postretirement benefit obligation. The Act is expected to result in a $560 reduction of the Company’s postretirement benefit cost for the year ended December 31, 2010. The effect on the Company’s postretirement benefit cost components includes reductions of $304, $144 and $112 to the service cost, interest cost and amortization of accumulated postretirement benefit obligation, respectively.

Black Lung—The Company’s actuarially determined liability for self-insured black lung benefits at December 31, 2009 and 2008 was based on discount rates of 6.00% and 5.75%, respectively, and various other assumptions, including incidence of claims, benefits escalation, terminations and life expectancy. The Company determined net periodic benefit costs using discount rates of 5.75%, 6.50% and 6.00% for the years ended December 31, 2009, 2008 and 2007, respectively.

The annual black lung expense consists of actuarially determined amounts for self-insured obligations.

Black lung benefit information for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$22,824	$17,758
Service cost	2,771	2,045
Interest cost	1,579	1,611
Actuarial (gain) loss	(1,151)	1,451
Benefits paid	(87)	(41)
Accumulated benefit obligation at end of period	25,936	22,824
Fair value of plan assets at end of period	—	—
Net liability	$25,936	$22,824

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

The changes in the actuarial gain that are included in accumulated other comprehensive income were as follows:

	2009	2008	2007
Balance at beginning of year	$(4,631)	$(7,030)	$(3,431)
Actuarial (gain) loss	(1,151)	1,451	(3,901)
Amortization of actuarial gain	390	948	302
Balance at end of year	$(5,392)	$(4,631)	$(7,030)

The Company expects to recognize $140 of the net actuarial gain as a component of the net periodic benefit cost during 2010. Components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net periodic benefit cost:
Service cost	$2,771	$2,045	$2,799
Interest cost	1,579	1,611	1,262
Amortization of actuarial gain	(390)	(948)	(302)
Benefit cost	$3,960	$2,708	$3,759

Estimated future benefit payments for the years indicated ending after December 31, 2009 are as follows:

2010	$346
2011	823
2012	837
2013	1,039
2014	1,459
2015 – 2019	11,202
Total	$15,706

Workers’ Compensation—The operations of the Company are subject to the federal and state workers’ compensation laws. These laws provide for the payment of benefits to disabled workers and their dependents, including lifetime benefits for black lung. The Company’s subsidiary operations are insured by a combination of participation in a state run program and insurance policies. Based upon actuarially determined information, the Company estimates its workers’ compensation liability to be approximately $10,307 and $7,847 at December 31, 2009 and 2008, discounted at 4.75% and 5.50%, respectively.

UMWA Combined Benefit Fund (Coal Act)—The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of medical and death benefits for certain retired members of the UMWA. It provides for the assignment of beneficiaries to their former employers and any unassigned beneficiaries to employers based on a formula. Based upon actuarially determined amounts for the latest list of beneficiaries assigned to the Company’s Hunter Ridge Holdings, Inc. (“Hunter Ridge”) subsidiary, the Company estimates the amount of its obligation under the Coal Act to be approximately $1,449 and $1,277 as of December 31, 2009 and 2008, discounted at 5.50% and 6.25%, respectively. The Company recognized interest expense related to the Coal Act of $74, $80 and $302 for the years ended December 31, 2009, 2008 and 2007, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

401(k) Plans—The Company sponsors a 401(k) savings and retirement plan for all employees, except those employed by its Hunter Ridge subsidiary. Under the plan, the Company matches voluntary contributions of participants up to a maximum contribution of 3% of a participant’s salary. The Company also contributes an additional 3% non-elective contribution for every employee eligible to participate in the program. The expense under this plan for the Company was $7,153, $6,971 and $4,293 for the years ended December 31, 2009, 2008 and 2007, respectively.

For those employees employed by Hunter Ridge, the Company also has a separate 401(k) savings plan. The plan provides for a 100% match of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company also contributes an additional 5% non-elective contribution for every employee who meets certain eligibility requirements. The expense under this plan for the Company was $2,537, $1,956 and $1,776 for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	EMPLOYEE STOCK AWARDS

The Company’s 2005 Equity and Performance Incentive Plan (the “Plan”) permits the granting of stock options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 18,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The option and restricted stock awards generally vest in equal annual installments of 25% over a four-year period. The Company recognizes expense related to the awards on a straight-line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant date fair value of the options granted in 2009, 2008 and 2007 was calculated using the following assumptions:

	2009	2008	2007
Expected term (in years)	5	5	5
Expected volatility	48.2% - 50.8%	43.0% - 48.2%	43.0% - 48.1%
Weighted-average volatility	50.8%	43.5%	43.2%
Risk-free rate	1.4% - 2.8%	1.7% - 3.7%	4.0% - 5.1%
Expected dividends	—	—	—
The Company estimated a forfeiture rate of 4.50%, 4.50% and 3.25% for 2009, 2008 and 2007, respectively.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Share based employee compensation expense of $2,304, $2,596 and $3,134, net of tax of $1,401, $1,578 and $2,090, related to the issuance of all stock awards outstanding was included in earnings for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the Company’s outstanding options as of December 31, 2009, and changes during the year ended December 31, 2009, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,831,192	$7.88
Granted	2,329,156	1.54
Exercised	—	—
Forfeited and expired	(125,738)	5.71
Outstanding at December 31, 2009	5,034,610	5.00	7.95	$5,328
Vested or expected to vest at December 31, 2009	4,762,538	5.12	7.90	$4,873
Exercisable at December 31, 2009	1,834,958	8.60	6.42	$19

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.70, $2.64 and $2.65, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $47. There were no options exercised in 2009 or 2007.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	556,344	$7.00
Granted	852,097	1.56
Vested	(224,445)	7.35
Forfeited	(35,517)	4.41
Nonvested at December 31, 2009	1,148,479	2.97

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $1.56, $6.74 and $5.87, respectively. The total fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 was $1,649, $3,361 and $3,221, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

As of December 31, 2009, there was $5,398 of unrecognized compensation cost related to non-vested share based awards that is expected to be recognized over a weighted-average period of 2.4 years.

The Plan provides recipients the ability to satisfy tax obligations upon vesting of shares of restricted stock by having the Company withhold a portion of the shares otherwise deliverable to the recipients. During the year ended December 31, 2009, the Company withheld 7,321 shares of common stock from employees in connection with tax withholding obligations. The value of the common stock that was withheld was based upon the closing price of the common stock on the applicable vesting dates. Such shares were included in treasury stock in the Company’s consolidated balance sheet at December 31, 2009.

In December 2008, the Company’s Board of Directors (the “Board”) approved an annual restricted share unit grant with a grant date value equal to $50 for each member of the Board to be granted at the same time as the annual equity awards granted to executive officers. Each restricted share unit represents a contingent right to receive one share of issuer common stock upon the six-month anniversary of the date on which the director ceases to provide services, subject to certain provisions. The number of shares issuable is calculated by dividing $50 by the closing stock price of the Company’s common stock on the New York Stock Exchange on the grant date. Each non-employee director was issued 32,895 restricted share units on March 3, 2009. The weighted-average grant-date fair value of restricted share units granted during the year ended December 31, 2009 was $1.52. The total fair value of restricted share units vested during the year ended December 31, 2009 was $350. There were no restricted share units granted during the years ended December 31, 2008 and 2007.

14.	VARIABLE INTEREST ENTITIES

The Company acquired a 50% interest in Sycamore Group, LLC (“Sycamore”) in conjunction with its acquisition of Anker. Sycamore was established as a joint venture with an unrelated third-party to mine coal from the Sycamore No. 1 mine. The reserve from Sycamore No. 1 was depleted and the mine closed during the first quarter of 2007. The Company considers itself to be the primary beneficiary of Sycamore, based on an evaluation of its involvement with Sycamore and has consolidated the accounts of Sycamore as of December 31, 2009 and 2008, as well as the results of operations for the years ended December 31, 2009, 2008 and 2007. The creditors of Sycamore have no recourse to the general credit of ICG. Amounts related to Sycamore that are included in the consolidated financial statements of ICG as of and for the years ending December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Assets	$188	$213	$257
Liabilities	65	138	187
Revenue	—	—	1,808
Net income (loss)	66	—	(403)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

15.	EARNINGS PER SHARE

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

Reconciliations of the weighted-average shares used to compute basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net income (loss) attributable to International Coal Group, Inc.	$21,458	$(26,227)	$(147,562)

Average common shares outstanding—Basic	153,630,446	152,632,586	152,304,461
Incremental shares arising from:
Stock options	290,019	—	—
Restricted shares	1,367,577	—	—
Restricted share units	98,221	—	—
Convertible senior notes	—	—	—
Average common shares outstanding—Diluted	155,386,263	152,632,586	152,304,461

Earnings Per Share:
Basic	$0.14	$(0.17)	$(0.97)
Diluted	0.14	(0.17)	(0.97)

Options to purchase 2,748,672 shares of common stock outstanding at December 31, 2009 and 3,384,443 shares of potentially issuable common stock related to an agreement to exchange Convertible Notes subsequent to December 31, 2009 (see Note 9) have been excluded from the computation of diluted earnings per share for the year ended December 31, 2009 because their effect would have been anti-dilutive. Options to purchase 2,831,192 shares of common stock and 556,344 shares of restricted common stock outstanding at December 31, 2008 have been excluded from the computation of diluted earnings per share for the year ended December 31, 2008 because their effect would have been anti-dilutive. Options to purchase 2,012,342 shares of common stock and 574,190 shares of restricted common stock outstanding at December 31, 2007 have been excluded from the computation of diluted earnings per share for the year ended December 31, 2007 because their effect would have been anti-dilutive.

The principal amount of the Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period was below the initial conversion price of $6.10 per share. Accordingly, there were no potentially dilutive shares related to the Convertible Notes at December 31, 2009 and 2008.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
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

Coal Sales Contracts—As of December 31, 2009, the Company had commitments under 40 sales contracts to deliver annually scheduled base quantities of coal to 31 customers. The contracts expire from 2010 through 2020 with the Company contracted to supply approximately 49.8 million tons of coal over the remaining lives of the contracts (approximately 13.7 million tons in 2010).

Diesel Fuel Purchase Contracts—As of December 31, 2009 and 2008, the Company had commitments to purchase $39,859 and $73,753, respectively, of diesel fuel during 2010 and 2009, respectively.

Coal Purchase Contracts—As of December 31, 2009, the Company had commitments to purchase coal to meet its sales commitments. Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices. The Company’s future contractual purchase obligations were $14,377 as of December 31, 2009. The commitment is scheduled to be fulfilled in 2010. The Company incurred purchased coal expense of approximately $23,448, $23,363 and $13,892 for the years ended December 31, 2009, 2008 and 2007 related to these coal purchase contracts.

Leases—The Company leases various mining, transportation and other equipment under operating and capital leases. Lease expense for the years ended December 31, 2009, 2008 and 2007 was $4,138, $4,970 and $6,254, respectively. Property under capital lease included in property, plant, equipment and mine development in the consolidated balance sheet at December 31, 2009 and 2008 was approximately $3,430 and $3,816, less accumulated depreciation of approximately $386 and $0, respectively. Depreciation expense related to assets under capital lease for the year ended December 31, 2009 was $386 and is included in depreciation, depletion and amortization in the Company’s consolidated statement of operations. The Company entered into its only capital lease on December 31, 2008 and, accordingly, did not record depreciation expense related to the asset for the years ended December 31, 2008 and 2007. The Company imputed interest on its capital lease using a rate of 10.44% in order to reduce the net minimum lease payments to present value.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

The Company also leases coal lands and mineral rights under agreements that call for royalties to be paid as the coal is mined. Total royalty expense for the years ended December 31, 2009, 2008 and 2007 was approximately $55,063, $52,232 and $37,680, respectively. Certain agreements require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Certain agreements may be cancelable at the Company’s discretion.

Non-cancelable future minimum royalty and lease payments as of December 31, 2009 are as follows:

	Royalties	Operating Leases	Capital Leases
Year ended December 31,
2010	$10,462	$98	$1,726
2011	10,201	56	1,151
2012	8,288	23	—
2013	7,875	8	—
2014	7,660	7	—
Thereafter	29,815	2	—
Total minimum lease payments	$74,301	$194	$2,877
Less—amount representing interest			(247)
Present value of minimum lease payments			2,630
Less—current portion			(1,523)
Total long-term portion of capital leases			$1,107

Bonding Royalty and Additional Payment—Lexington Coal Company, LLC (“LCC”) was organized in part by the founding ICG stockholders in conjunction with the acquisition of the former Horizon companies. LCC was organized to assume certain reclamation liabilities and assets of Horizon not otherwise being acquired by ICG or others. There was initially a limited commonality of ownership of LCC and ICG. In order to provide support to LCC, ICG provided a $10,000 letter of credit to support reclamation obligations (Bonding Royalty) and in addition agreed to pay a 0.75% payment on the gross sales receipts for coal mined and sold by the former Horizon companies that ICG acquired from Horizon until the completion by LCC of all reclamation liabilities that LCC assumed from Horizon (“Additional Payments”). The Company made payments totaling $4,053, $4,457 and $3,883 for the years ended December 31, 2009, 2008 and 2007, respectively. ICG has determined it does not hold a significant variable interest in LCC and it is not the primary beneficiary of LCC.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross, Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. The Company will vigorously defend itself against the remaining complaints.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that the Company breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to the Company, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. The Company answered the second amended complaint on October 13, 2009, denying all of the new claims. In late September 2009, Allegheny suspended deliveries from the Sycamore No. 2 mine, claiming excessive inventory at its Harrison station, and on October 6, 2009, issued a notice of force majeure related to transmission line work and replacement of a transformer. Allegheny retracted its notice of force majeure on November 12, 2009. Upon Allegheny’s subsequent request, the Sycamore No. 2 mine resumed production promptly, and deliveries resumed from the mine as of December 21, 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

On December 6, 2007, the Kentucky Waterways Alliance, Inc., and The Sierra Club sued the U.S. Army Corps of Engineers (the “ACOE”) in the United States District Court for the Western District of Kentucky, Louisville Division, asserting that a permit to construct five valley fills was issued unlawfully to the Company’s Hazard subsidiary for its Thunder Ridge Surface mine. The suit alleged that the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act. Hazard intervened in the suit to protect the Company’s interests. The ACOE suspended the Section 404 permit on December 26, 2007 in order to evaluate the issues raised by the plaintiffs. The ACOE completed its evaluation on March 25, 2009, and on March 27, 2009, reinstated Hazard’s permit. Pursuant to earlier agreements with the plaintiffs in the litigation, the Company provided thirty (30) days notice to plaintiffs’ counsel of Hazard’s intent to proceed with activities authorized under the permit. After such notice, the plaintiffs agreed to amend the earlier agreement to allow Hazard partial use of the reinstated permit, including construction of an additional valley fill. Subsequently, the parties agreed to pursue resolution of the case in accordance with a scheduling order entered by the court. Pursuant to that order, the plaintiffs filed an amended complaint on July 10, 2009. The amended complaint modified the plaintiffs’ allegations to apply to the reissued permit, rather than the original permit. On November 13, 2009, the parties entered into a final settlement agreement resolving the disputed issues between them. The action was dismissed by the District Court on November 24, 2009.

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

On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart permit. As expected, T.E.A.M. appealed the reinstatement. A hearing was commenced on January 12, 2010, but was not concluded. The Board scheduled the resumption of the hearing for February 9, 2010.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Environmental Matters—The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities.

Performance Bonds—The Company has outstanding surety bonds with third parties of approximately $116,962 as of December 31, 2009 to secure reclamation and other performance commitments. In addition, at December 31, 2009 the Company has $73,551 of letters of credit outstanding under the revolving credit facility, $61,126 of which provides support to the third parties for their issuance of surety bonds. In addition, the Company has posted cash collateral of $12,057 and $1,589 to secure reclamation and other performance commitments as of December 31, 2009 and 2008, respectively. This cash collateral is included in other non-current assets on the consolidated balance sheets.

Contract Mining Agreements—ICG’s subsidiary, ADDCAR, performs contract mining services for various third parties and utilizes contract miners on some of its operations. Terms of the agreements generally allow either party to terminate the agreements on a short-term basis. The guaranteed monthly contract tonnage is mutually agreed upon and failure to meet the guaranteed contract tonnage may result in termination of the contract. Completion dates for work under these contracts vary in dates ranging from 2010 to 2011 or, in some cases, until all coal reserves are exhausted.

17.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company markets its coal principally to electric utilities in the United States, the majority of which have investment grade credit ratings. As of December 31, 2009 and 2008, trade accounts receivable from electric utilities totaled approximately $56,222 and $49,059, respectively. The Company evaluates each customer’s creditworthiness prior to entering into transactions and constantly monitors the credit extended, but does not require its customers to provide collateral. Credit losses are provided for in the consolidated financial statements and historically have been minimal.

The Company did not derive 10% or more of its revenues from any single customer for the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, the Company had $97,389 of sales to one customer that exceeded 10% of revenues.

Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal risk.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
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

The Company entered into an Interest Rate Collar Agreement (the “Collar”) that expired and was settled on March 31, 2009. The interest rate collar was designed as a cash flow hedge to offset the impact of changes in the LIBOR interest rate above 5.92% and below 4.80%. The fair value of the Collar was $1,665 as of December 31, 2008 based on a forward LIBOR curve, which was observable at commonly quoted intervals for the full term of the agreement (Level 2). The Company recognized the change in the fair value of this agreement in the period of change. For the years ended December 31, 2009, 2008 and 2007, the Company recognized losses of $6, $1,993 and $1,649, respectively, related to the change in fair value. The losses are included in interest expense in the Company’s consolidated statements of operations.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Short-Term Debt and Other Current Liabilities—The carrying amounts approximate the fair value due to the short maturity of these instruments.

Long-term Debt—At December 31, 2009 and 2008, the Company had $161,502 and $225,000, respectively, aggregate principal amount of its 9.0% Convertible Notes outstanding. The fair value of the Convertible Notes was approximately $177,458 and $114,683 as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had $175,000 aggregate principal amount of its 10.25% Senior Notes outstanding. The fair value of the Senior Notes was approximately $168,219 and $131,250 as of December 31, 2009 and 2008, respectively.

The carrying value of the Company’s other debt approximates fair value at December 31, 2009 and 2008.

19.	RELATED PARTY TRANSACTIONS AND BALANCES

Under an Advisory Services Agreement dated as of October 1, 2004 between the Company and WL Ross & Co., LLC (“WLR”), WLR has agreed to provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to the business and operation of the Company of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services which the Board of Directors reasonably requests). WLR is paid a quarterly fee of $500 and reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). The agreement is for a period of seven years; however, it may be terminated upon the occurrence of certain events.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

20.	SEGMENT INFORMATION

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has fourteen operating locations, thirteen of which are aggregated into three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia, eastern Kentucky and western Virginia and include eight mining complexes. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four mining complexes. The Company’s Illinois Basin operations include one mining complex. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, contract highwall mining services and land activities.

Reportable segment results for continuing operations for the year ended December 31, 2009 and segment assets as of December 31, 2009 were as follows:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$734,687	$223,486	$83,908	$83,268	$1,125,349
Adjusted EBITDA	169,842	31,005	14,405	(13,575)	201,677
Depreciation, depletion and amortization	71,298	20,991	7,957	5,838	106,084
Capital expenditures	44,289	21,159	17,573	4,864	87,885
Total assets	723,818	184,626	55,311	404,205	1,367,960

Revenue in the Ancillary category consists primarily of $41,678 relating to the Company’s brokered coal sales and $18,737 relating to contract highwall mining activities. Capital expenditures include non-cash amounts of $34,482 for the year ended December 31, 2009. Capital expenditures do not include $12,942 paid during the year ended December 31, 2009 related to capital expenditures accrued in prior periods.

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
For the years ended December 31, 2009, 2008 and 2007
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

Adjusted EBITDA represents net income before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt, impairment charges and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to International Coal Group, Inc.	$21,458	$(26,227)	$(147,562)
Depreciation, depletion and amortization	106,084	96,047	86,517
Interest expense, net	53,044	43,643	35,989
Income tax expense (benefit)	7,732	(23,670)	(85,944)
Loss on extinguishment of debt	13,293	—	—
Impairment loss	—	37,428	170,402
Noncontrolling interest	66	—	(349)
Adjusted EBITDA	$201,677	$127,221	$59,053

21.	SUPPLEMENTARY GUARANTOR INFORMATION

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
For the years ended December 31, 2009, 2008 and 2007
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

22.	QUARTERLY DATA

The following is a summary of selected quarterly financial information (unaudited):

	2009
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$304,966	$277,797	$296,622	$245,964
Income from operations	18,235	26,205	37,689	13,464
Net income (loss) attributable to International Coal Group, Inc.	3,693	10,382	18,716	(11,333)
Basic earnings per common share	$0.02	$0.07	$0.12	$(0.07)
Diluted earnings per common share	$0.02	$0.07	$0.12	$(0.07)

	2008
	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31
Revenue	$251,925	$277,885	$309,199	$257,727
Income (loss) from operations	(7,369)	30,461	20,726	(50,072)
Net income (loss) attributable to International Coal Group, Inc.	(11,913)	13,770	9,324	(37,408)
Basic earnings per common share	$(0.08)	$0.09	$0.06	$(0.24)
Diluted earnings per common share	$(0.08)	$0.08	$0.06	$(0.24)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

Included in net income (loss) attributable to International Coal Group, Inc. for the three months ended December 31, 2009 are losses on extinguishment of debt totaling $13,293 related to the Company entering into a series of privately negotiated agreements pursuant to which it issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its Convertible Notes.

Included in net income (loss) attributable to International Coal Group, Inc. for the three months ended December 31, 2008 is an impairment loss of $37,428. Of the loss, $30,237 related to impairment of goodwill at the Company’s ADDCAR subsidiary and $7,191 related to impairment of long-lived assets. See Notes 4 and 5 to the Company’s consolidated financial statements for further discussion of the impairment losses.

23.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in its financial statements. The evaluation was conducted through January 29, 2010, the date of the filing of this Annual Report on Form 10-K.

Subsequent to December 31, 2009, pursuant to an exchange agreement discussed in Note 9, a noteholder exchanged $22,000 aggregate principal amount of Convertible Notes for 6,198,668 shares of the Company’s common stock. As a result of the exchanges settled in January 2010, the Company recognized a loss on extinguishment of the related debt totaling $5,397 subsequent to December 31, 2009.

Schedule I—Condensed Financial Information of the Registrant

International Coal Group, Inc.

Parent Company Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Prepaid expenses and other	$391	$—
DEBT ISSUANCE COSTS, net	5,822	8,851
DEFERRED INCOME TAXES	37,877	18,806
INVESTMENT IN SUBSIDIARIES	906,952	877,885
Total assets	$951,042	$905,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$451	$—
Accrued expenses and other	14,396	16,709
Total current liabilities	14,847	16,709

LONG-TERM DEBT	327,022	382,631
Total liabilities	341,869	399,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 172,820,047 and 172,812,726 shares issued and outstanding, respectively, as of December 31, 2009 and 153,322,245 shares issued and outstanding, as of December 31, 2008	1,728	1,533
Treasury stock	(14)	—
Additional paid-in capital	732,124	656,997
Accumulated other comprehensive income (loss)	1,048	(5,157)
Retained deficit	(125,713)	(147,171)
Total stockholders’ equity	609,173	506,202
Total liabilities and stockholders’ equity	$951,042	$905,542

International Coal Group, Inc.

Parent Company Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
INCOME FROM OPERATIONS	$—	$—	$—
INTEREST AND OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(13,293)	—	—
Interest expense, net	(44,002)	(42,905)	(28,579)
Loss before income taxes	(57,295)	(42,905)	(28,579)
INCOME TAX BENEFIT	19,071	16,218	10,803
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	59,682	460	(129,786)
Net income (loss)	$21,458	$(26,227)	$(147,562)

Earnings per share:
Basic	$0.14	$(0.17)	$(0.97)
Diluted	0.14	(0.17)	(0.97)
Weighted-average common shares outstanding:
Basic	153,630,446	152,632,586	152,304,461
Diluted	155,386,263	152,632,586	152,304,461

International Coal Group, Inc.

Parent Company Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
NET CASH FROM OPERATING ACTIVITIES	$(40,453)	$(38,266)	$(19,036)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	40,511	38,266	(198,121)
Net cash from investing activities	40,511	38,266	(198,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes offering	—	—	225,000
Debt issuance costs	(58)	—	(7,843)
Net cash from financing activities	(58)	—	217,157
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

LONG-TERM DEBT

As of December 31, 2009 and 2008, long-term debt consisted of the following (in thousands):

	2009	2008
9.00% Convertible Senior Notes, due 2012, net of debt discount of $9,480 and $17,369, respectively	$152,022	$207,631
10.25% Senior Notes, due 2014	175,000	175,000
Long-term debt	$327,022	$382,631

Convertible senior notes—In 2007, the Company completed a private offering of $225,000 aggregate principal amount of 9.00% Convertible Senior Notes (the “Convertible Notes”) due 2012.

In December 2009, the Company entered into a series of privately negotiated agreements in order to induce conversions of its outstanding Convertible Notes. In connection with such agreements, the Company issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its Convertible Notes. As a result of the exchanges, the Company recognized losses on extinguishment of the related debt totaling $13,293 for the year ended December 31, 2009. The Company did not incur any such losses in 2008 and 2007.

One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder actually exchanged $22,000 aggregate principal amount of Convertible Notes for 6,198,668 shares of the Company’s common stock. As a result of the exchanges settled in January 2010, the Company recognized a loss on extinguishment of the related debt totaling $5,397 subsequent to December 31, 2009.

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

The indenture governing the Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem the Company’s capital stock, make certain investments, sell assets and incur liens. As of December 31, 2009, the Company was in compliance with its covenants under the indenture.

See Note 9 to the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion of the Convertible Notes and Notes.

Future maturities of long-term debt are as follows as of December 31, 2009 (in thousands):

Year ending December 31:
2010	$—
2011	—
2012	161,502
2013	—
2014	175,000
Total	336,502
Less debt discount	(9,480)
Total	$327,022

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Other Additions (Deductions)	Balance at End of Period
	(in thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$1,516	$(1,294)	$—	$222
Reserve for inventory obsolescence	1,807	341	—	2,148
Reserve for loss—advance royalties	3,909	1,438	(1,141)	4,206
Year ended December 31, 2008
Allowance for doubtful accounts	$539	$994	$(17)	$1,516
Reserve for inventory obsolescence	778	1,029	—	1,807
Reserve for loss—advance royalties	3,771	630	(492)	3,909
Year ended December 31, 2007
Allowance for doubtful accounts	$36	$503	$—	$539
Reserve for inventory obsolescence	576	(82)	284	778
Reserve for loss—advance royalties	638	3,414	(281)	3,771

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield President and Chief Executive Officer

Date: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Bennett K. Hatfield	President, Chief Executive Officer and Director	January 29, 2010
Bennett K. Hatfield	(Principal Executive Officer)

/s/ Bradley W. Harris	Senior Vice President, Chief Financial Officer and Treasurer	January 29, 2010
Bradley W. Harris	(Principal Accounting and Principal Financial Officer)

*	Non-Executive Chairman and Director	January 29, 2010
Wilbur L. Ross, Jr.

*	Director	January 29, 2010
Maurice E. Carino, Jr.

*	Director	January 29, 2010
Cynthia B. Bezik

*	Director	January 29, 2010
William J. Catacosinos

*	Director	January 29, 2010
Stanley N. Gaines

*	Director	January 29, 2010
Samuel A. Mitchell

*	Director	January 29, 2010
Wendy L. Teramoto

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

INTERNATIONAL COAL GROUP, INC.

By:	/s/ Bennett K. Hatfield
Bennett K. Hatfield, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description	Note
3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(E)

3.2	Form of Second Amended and Restated By-Laws of International Coal Group, Inc., as further amended on November 28, 2007	(F)

4.1	Form of Certificate of International Coal Group, Inc. Common Stock	(D)

4.2
Registration Rights Agreement by and between International Coal Group, Inc., WLR Recovery Fund II, L.P., Contrarian Capital Management LLC, Värde Partners, Inc., Greenlight Capital, Inc., and Stark Trading, Shepherd International Coal Holdings Inc.
(B)

4.3	Form of Registration Rights Agreement between International Coal Group, Inc. and certain former Anker Stockholders and CoalQuest members	(C)

4.4	Registration Rights Agreement, dated as of July 31, 2007, among International Coal Group, Inc., the guarantors party thereto and UBS Securities LLC, as purchaser	(J)

4.5	Registration Rights Agreement, dated May 16, 2008, among International Coal Group, Inc. and Fairfax Financial Holdings Limited	(R)

4.6
Indenture, dated June 23, 2006, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 10.25% Senior Notes
(H)

4.7	Form of 10.25% Senior Note (included in Exhibit 4.6)	(H)

4.8	Form of Guarantee relating to International Coal Group, Inc.’s 10.25% Senior Notes (included in Exhibit 4.6)	(H)

4.9
First Supplemental Indenture, dated December 3, 2009, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 10.25% Senior Notes
(S)

4.10
Indenture, dated as of July 31, 2007, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 9.00% Convertible Senior Notes
(J)

4.11	Form of 9.00% Convertible Senior Note (included in Exhibit 4.9)	(J)

4.12	Form of Guarantee relating to International Coal Group, Inc.’s 9.00% Convertible Senior Notes	(J)

4.13
First Supplemental Indenture, dated December 3, 2009, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 9.00% Convertible Senior Notes
(S)

Exhibit No.	Description	Note
10.3	Advisory Services Agreement effective as of October 1, 2004 between International Coal Group, LLC and W.L. Ross & Co. LLC	(A)

10.4	Amended and Restated Employment Agreement dated as of December 31, 2009 by and between Bennett K. Hatfield and International Coal Group, Inc.	(S)

10.6	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan	(Q)

10.7	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Incentive Stock Option Agreement	(D)

10.8	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Non-Qualified Stock Option Agreement	(D)

10.9	International Coal Group, Inc. 2005 Equity and Performance Incentive Plan: Restricted Share Agreement	(D)

10.10	Form of Indemnification Agreement	(D)

10.11	Form of Non-Employee Director Restricted Share Unit Agreement	(O)

10.12	International Coal Group, Inc. Executive Severance Plan	(I)

10.13	Fee Lease between Kentucky Union Company, lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of Flint Ridge Surface Mine, amended by:	(C)

(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.14	Coal Lease between Knight-Ink Heirs, lessor, and ICG Eastern, LLC (assigned from Cherry River Coal and Coke Company), lessee, of Birch River Mine, amended by:	(C)

(a) Partial Assignment of Lease, dated September 20, 1984, assigning to Twin River Coal Co.

(b) General Conveyance, Assignment and Transfer, dated December 8, 1988, assigning to Island Creek Coal Co.

(c) Assignment, dated December 18, 1990, assigning to Laurel Run Mining Co.

(d) Consent Letter, dated as of October 25, 1995

(e) Partial Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(f) Assignment, dated October 30, 1995, assigning to East Kentucky Energy Corp.

(g) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

Exhibit No.	Description	Note
10.15	Coal Lease between NGHD Lands, et. al., lessor, and ICG Eastern, LLC (assigned from Coastal Coal-West Virginia, LLC), lessee, of Birch River Mine, amended by:	(C)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.17	Fee Lease between M-B, LLC, lessor, and ICG Eastern, LLC (assigned from ANR Coal Development Company), lessee, of Birch River Mine, amended by:	(C)

(a) Lease and Sublease Agreement, dated March 14, 2001

(b) Memorandum of Lease and Sublease Agreement, dated June 1, 2001

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Eastern, LLC

10.18	Fee Lease between ACIN (successor-in-interest to CSTL, LLC), lessor, and ICG Hazard, LLC (assigned from Leslie Resources, Inc.), lessee, of County Line and Rowdy Gap Mines, amended by:	(C)

(a) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.19	Fee Lease between Kentucky River Properties, LLC, lessor, and ICG Hazard, LLC (assigned from Shamrock Coal Company), lessee, of Rowdy Gap and Thunder Ridge Mines, amended by:	(C)

(a) Agreement of Assignment, dated July 8, 1992, assigning to Ray Coal Company, Inc.

(b) Assignment and Assumption Agreement, dated June 30, 1994, assigning to Ikerd-Bandy, Co.

(c) Assignment of Real Property Agreements, dated September 30, 2004, assigning to ICG Hazard, LLC

10.20	Lease between Allegany Coal and Land Company, lessor, and Patriot Mining Company, Inc., lessee, of Allegany County, Maryland Mine, including:	(C)

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
(C)

(a) Modification and Amendment, dated and effective December 28, 1970

(b) Second Modification and Amendment, dated and effective August 22, 1974

(c) Agreement and Partial Surrender and Release, dated and effective October 13, 1980

Exhibit No.	Description	Note
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
(C)

(a) Amendment, dated and effective August 1, 1975

(b) Amendment, dated and effective August 1, 1986

(c) Amendment, dated and effective August 1, 1991

(d) Acceptance by Pine Valley Coal Company, Inc., dated and effective October 31, 1994

(e) Agreement of Consent, dated and effective October 28, 1994

(f) Instrument of Assignment, dated October 28, 1994 and effective October 31, 1994

(g) Option to Lease, dated April 1, 1995

10.23	Lease between Douglas Coal Company, lessor, and Vindex Energy Corp. (assigned from Patriot Mining Company, Inc.), lessee, of Island and Douglas Mine, including:	(C)

(a) Option to Lease, dated May 27, 1994

(b) Guarantee, dated and effective May 1994

(c) Memorandum of Lease, dated and effective September 21, 1995

	(d) Assignment, dated June 17, 2006	(S)

10.25	Sublease between Reserve Coal Properties, sublessors, and Patriot Mining Company, sublessee, of Sycamore No. 2 Mine	(C)

10.27	Contract for Sale and Purchase of Coal dated July 1, 1980, between City of Springfield, Illinois and ICG Illinois, LLC (assigned from Turis Coal Company), amended by:	(B)

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
(G)

(a) First Amendment, effective as of September 1, 1995

(b) Second Amendment, effective as of March 15, 2002

(c) Third Amendment, effective as of October 1, 2004

(d) Coal Price Adjustment Agreement, effective as of October 1, 2004

10.29‡
Coal Sales Agreement, dated as of February 17, 2006, between Wolf Run Mining Company (f/k/a Anker West Virginia Mining Company, Inc.) and Allegheny Energy Supply Company, LLC and Monongahela Power Company
(G)

10.30‡
Coal Lease Agreement Between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc., Lessors and Rocking Chair Energy Company, LLC, Lessees, including (a) Assignment and Consent Agreement dated March 28, 2007 by and between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc., Rocking Chair Energy Company, LLC, and Wolf Run Mining Company (b) Amendment No. 1 to Lease Agreement made effective as of April 1, 2007 by and between Tygart Resources, Inc. and Pittsburgh Ligionier, Inc., Lessors and Rocking Chair Energy Company, LLC and Wolf Run Mining Company (c) Corporate Guaranty of International Coal Group, Inc. dated as of April 1, 2007
(I)

10.31‡
Lease and Sublease Agreement between Penn Virginia Operating Co., LLC, lessor, and ICG Knott County, LLC (assigned from Greymont Mining Corp.), lessee, as amended by First Amendment to Lease and Sublease Agreement, dated November 11, 2005 and letter agreement dated February 12, 2007
(L)

10.32‡
Coal Facility Lease and Operating Agreement, dated July 7, 2005, between Loadout LLC, lessor, and ICG Knott County, LLC (assigned from Elk Ridge, Inc.), lessee, as amended by First Amendment to Coal Facility Lease and Operating Agreement, dated November 11, 2005
(L)

10.33‡	Amended and Restated Coal Lease dated as of May 27, 2008 by and between Dulcet Acquisition LLC, as lessor, and Powdul Acquisition LLC, as lessee	(M)

10.34
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
(H)

Exhibit No.	Description	Note
10.35	Security Agreement dated as of September 30, 2004 among ICG, LLC and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent	(A)

10.36
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders
(I)

10.37
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of February 20, 2009, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A., as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders
(N)

10.38
Second Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 31, 2007, among ICG, LLC, as borrower, International Coal Group, Inc. and certain of its subsidiaries as guarantors, the lenders party thereto, J.P. Morgan Chase Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A. and CIT Capital USA Inc., as co-syndication agents, Bank of America, N.A. and Wachovia Bank, N.A., as co-documentation agents, JPMorgan Chase Bank and Bank of America, N.A. as issuing banks, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as administrative agent and as collateral agent for the lenders
(J)

10.39
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
(P)

11.1	Statement regarding Computation of Earnings Per Share	(S)

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges	(S)

21.1	List of Subsidiaries	(S)

23.1	Consent of Deloitte & Touche, LLP	(S)

24.1	Power of attorney, dated January 28, 2010	(S)

31.1	Certification of the Chief Executive Officer	(S)

31.2	Certification of the Principal Financial Officer	(S)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(S)

(A)	Previously filed as an exhibit to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on April 28, 2005 and incorporated herein by reference.
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

(F)
Previously filed as an exhibit to Amendment No. 5 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 9, 2005 and incorporated herein by reference. As further amended in Exhibit 99.1 to International Coal Group, Inc.’s Current Report on Form 8-K filed on November 28, 2007.

(G)
Previously filed as an exhibit to Amendment No. 6 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on November 14, 2005 and incorporated herein by reference.

(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on June 26, 2006 and incorporated herein by reference.
(I)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007, and incorporated herein by reference.
(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on July 31, 2007, and incorporated herein by reference.
(K)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 8, 2007, and incorporated herein by reference.
(L)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008 and incorporated herein by reference.
(M)	Previously filed as an exhibit to International Coal Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008, and incorporated herein by reference.
(N)	Previously filed as an exhibit to International Coal Group Inc.’s Current Report on Form 8-K, filed on February 23, 2009, and incorporated herein by reference.
(O)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 and incorporated herein by reference.
(P)	Previously filed as an exhibit to International Coal Group Inc.’s Current Report on Form 8-K, filed on September 29, 2009, and incorporated herein by reference.
(Q)	Previously filed as Annex A to International Coal Group Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 1-32679) filed on April 15, 2009.
(R)	Previously filed as Exhibit 1.2 to Amendment No. 1 to Schedule 13D of Fairfax Financial Holdings Limited, filed on May 29, 2008.
(S)	Filed herewith.
‡	Confidential treatment requested as to certain portions that have been omitted and filed separately with the Securities and Exchange Commission.