Form 10-Q
period 2010-03-31
International Coal Group, Inc.
filed 2010-05-06
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2010—203,753,613.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301,717	$92,641
Accounts receivable, net of allowances of $143 and $222	107,583	80,291
Inventories, net	78,103	82,037
Deferred income taxes	13,130	15,906
Prepaid insurance	5,144	6,351
Income taxes receivable	17	1,423
Prepaid expenses and other	11,717	9,960
Total current assets	517,411	288,609

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,027,913	1,038,200
DEBT ISSUANCE COSTS, net	15,393	7,634
ADVANCE ROYALTIES, net	17,288	18,025
OTHER NON-CURRENT ASSETS	6,578	15,492
Total assets	$1,584,583	$1,367,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,911	$63,582
Short-term debt	1,333	2,166
Current portion of long-term debt and capital lease	132,430	17,794
Current portion of reclamation and mine closure costs	9,390	9,390
Current portion of employee benefits	3,973	3,973
Accrued expenses and other	58,550	74,803
Total current liabilities	269,587	171,708

LONG-TERM DEBT AND CAPITAL LEASE	339,438	366,515
RECLAMATION AND MINE CLOSURE COSTS	66,020	65,601
EMPLOYEE BENEFITS	66,783	63,767
DEFERRED INCOME TAXES	59,738	57,399
BELOW-MARKET COAL SUPPLY AGREEMENTS	29,050	29,939
OTHER NON-CURRENT LIABILITIES	3,671	3,797
Total liabilities	834,287	758,726

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 203,798,127 and 203,788,179 shares issued and outstanding, respectively, as of March 31, 2010 and 172,820,047 and 172,812,726 shares issued and outstanding, respectively, as of December 31, 2009	2,038	1,728
Treasury stock	(25)	(14)
Additional paid-in capital	881,754	732,124
Accumulated other comprehensive income	1,033	1,048
Retained deficit	(134,565)	(125,713)
Total International Coal Group, Inc. stockholders’ equity	750,235	609,173
Noncontrolling interest	61	61
Total stockholders’ equity	750,296	609,234
Total liabilities and stockholders’ equity	$1,584,583	$1,367,960

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
REVENUES:
Coal sales revenues	$270,490	$273,816
Freight and handling revenues	9,377	8,634
Other revenues	8,727	22,516
Total revenues	288,594	304,966
COSTS AND EXPENSES:
Cost of coal sales	220,065	231,965
Freight and handling costs	9,377	8,634
Cost of other revenues	7,181	9,336
Depreciation, depletion and amortization	26,397	26,263
Selling, general and administrative	8,585	10,611
Gain on sale of assets, net	(3,481)	(78)
Total costs and expenses	268,124	286,731
Income from operations	20,470	18,235
INTEREST AND OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(21,987)	—
Interest expense, net	(13,300)	(13,018)
Total interest and other income (expense)	(35,287)	(13,018)
Income (loss) before income taxes	(14,817)	5,217
INCOME TAX (EXPENSE) BENEFIT	5,965	(1,495)
Net income (loss)	(8,852)	3,722
Net income attributable to noncontrolling interest	—	(29)
Net income (loss) attributable to International Coal Group, Inc.	$(8,852)	$3,693

Earnings per share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
Weighted-average common shares outstanding:
Basic	181,382,766	152,773,718
Diluted	181,382,766	153,856,166

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,852)	$3,722
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	26,397	26,263
Loss on extinguishment of debt	21,987	—
Amortization and write-off of deferred finance costs and debt discount	3,158	1,664
Amortization of accumulated employee benefit obligations	(7)	(25)
Compensation expense on share based awards	984	1,340
Gain on sale of assets, net	(3,481)	(78)
Provision for bad debt	(79)	(110)
Deferred income taxes	(7,583)	1,111
Changes in Assets and Liabilities:
Accounts receivable	(24,463)	(20,297)
Inventories	3,914	(8,454)
Prepaid expenses and other	856	12,107
Other non-current assets	761	124
Accounts payable	5,425	(1,609)
Accrued expenses and other	(16,133)	(470)
Reclamation and mine closure costs	(339)	128
Other liabilities	2,890	3,082
Net cash from operating activities	5,435	18,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	1,000	78
Additions to property, plant, equipment and mine development	(20,635)	(18,815)
Withdrawals (deposits) of restricted cash	8,854	(115)
Net cash from investing activities	(10,781)	(18,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(833)	(1,715)
Borrowings on long-term debt	—	9,085
Repayments on long-term debt and capital lease	(4,928)	(3,800)
Proceeds from convertible notes offering	115,000	—
Proceeds from senior notes offering	198,596	—
Proceeds from common stock offering	102,453	—
Repurchases of senior notes	(181,612)	—
Purchases of treasury stock	(11)	(8)
Debt issuance costs	(14,243)	(511)
Net cash from financing activities	214,422	3,051
NET CHANGE IN CASH AND CASH EQUIVALENTS	209,076	2,697
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,641	63,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$301,717	$66,627

Supplemental information:
Cash paid for interest (net of amount capitalized)	$21,837	$20,615
Cash received for income taxes	$1,076	$8,186

Supplemental disclosure of non-cash items:
Issuance of common stock in exchange for convertible notes	$25,712	$—
Purchases of property, plant, equipment and mine development through accounts payable	$10,817	$7,937
Purchases of property, plant, equipment and mine development through financing arrangements	$2,538	$3,807

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
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

The accompanying interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2009 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

(2) Summary of Significant Accounting Policies and General

Subsequent Events—In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 was effective upon issuance. Adoption of ASU 2010-09 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Fair Value—In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This amendment to ASC Topic 820, Fair Value Measurements and Disclosures, requires additional disclosures about fair value measurements. This is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-06 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Consolidation—In June 2009, the FASB issued ASC Topic 810, Consolidation (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 is effective as of the first fiscal year beginning after November 15, 2009. Adoption of ASC 810 did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

(3) Capital Restructuring

   In March 2010, the Company completed public offerings of 24,444,365 shares of its common stock, par value $0.01 per share (the “Common Stock”), at a public offering price of $4.47 per share, $115,000 aggregate principal amount of 4.00% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”) and $200,000 aggregate principal amount of 9.125% Senior Secured Second-Priority Notes due 2018 (the “2018 Senior Notes”) pursuant to a shelf registration statement deemed effective by the Securities and Exchange Commission on January 15, 2010.

   The Company used $136,394 of the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance a cash tender offer to repurchase $114,489 aggregate principal amount of its 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”). The repurchases closed on April 6, 2010. The Company used $181,384 of the net proceeds from the 2018 Senior Notes offering to finance a cash tender offer and consent solicitation to repurchase $169,124 aggregate principal amount of its 10.25% Senior Notes due July 15, 2014 (the “2014 Senior Notes”), $169,074 of which closed on March 22, 2010 and $50 closed on April 5, 2010. The remaining proceeds will be used for general corporate purposes.

   Additionally, the Company secured a new four-year $125,000 asset-based loan facility (the “ABL Loan Facility”) to replace its prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility, which provides $25,000 in additional borrowing capacity, contains minimal financial covenants and matures in February 2014. The ABL Loan Facility is expected to be used primarily for issuing letters of credit that collateralize the Company’s reclamation bonds.

(4) Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Coal	$39,821	$49,120
Parts and supplies	40,447	35,065
Reserve for obsolescence–parts and supplies	(2,165)	(2,148)
Total	$78,103	$82,037

 (5) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2010	December 31, 2009
Coal lands and mineral rights	$586,744	$586,706
Plant and equipment	622,614	620,451
Mine development	200,726	195,756
Land and land improvements	26,211	26,351
Coalbed methane well development costs	14,696	14,889
	1,450,991	1,444,153
Less accumulated depreciation, depletion and amortization	(423,078)	(405,953)
Net property, plant, equipment and mine development	$1,027,913	$1,038,200

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development was $27,250 and $29,011 for the three months ended March 31, 2010 and 2009, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

(6) Debt

Long-Term Debt and Capital Lease

   Long-term debt and capital lease consisted of the following:

	March 31, 2010	December 31, 2009
9.125% Senior Notes, due 2018, net of debt discount of $1,401	$198,599	$—
9.00% Convertible Senior Notes, due 2012, net of debt discount of $7,493 and $9,480, respectively	132,009	152,022
4.00% Convertible Senior Notes, due 2017, net of debt discount of $34,564	80,436	—
Equipment notes	52,634	54,417
10.25% Senior Notes, due 2014	5,926	175,000
Capital lease and other	2,264	2,870
Total	471,868	384,309
Less current portion	(132,430)	(17,794)
Long-term debt and capital lease	$339,438	$366,515

   4.00% Convertible senior notes—On March 16, 2010, the Company completed a public offering of $115,000 aggregate principal amount of its 2017 Convertible Notes. Net proceeds from the offering were $111,550, after deducting underwriting fees of $3,450. The 2017 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed jointly and severally on a senior unsecured basis by all of the Company’s material future and current domestic subsidiaries or that guarantee the ABL Loan Facility on a senior basis. The 2017 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2010. The Company assesses the convertibility of the 2017 Convertible Notes on an ongoing basis. The 2017 Convertible Notes were not convertible as of March 31, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

   The 2017 Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $5.81 per share (approximating 172.0874 shares per one thousand dollar principal amount of the 2017 Convertible Notes). Holders may convert their notes at their option prior to January 1, 2017 only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending June 30, 2010 (and only during that quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of such notes in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period, or the note measurement period, in which the trading price per note for each trading day of that note measurement period was equal to or less than 97% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; and (iii) upon the occurrence of specified corporate transactions. In addition, the notes will be convertible irrespective of the foregoing circumstances from, and including, January 1, 2017 to, and including, the business day immediately preceding April 1, 2017. Upon conversion, the Company will have the right to deliver cash, shares of its common stock or a combination thereof, at the Company’s election. At any time on or prior to the 23rd business day immediately preceding the maturity date, the Company may irrevocably elect to deliver solely shares of its common stock in respect of the Company’s conversion obligation or pay cash up to the aggregate principal amount of the notes to be converted and deliver shares of its common stock, cash or a combination thereof in respect of the remainder, if any, of our conversion obligation. It is the Company’s current intention to settle the principal amount of any notes converted in cash. The conversion rate, and thus the conversion price, will be subject to adjustment. A holder that surrenders notes for conversion in connection with a “make-whole fundamental change” that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. In the event the 2017 Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of the 2017 Convertible Notes as a current liability. For a discussion of the effects of the 2017 Convertible Notes on earnings per share, see Note 10.

As of March 31, 2010, the equity component of the 2017 Convertible Notes was $20,791 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $147 for the three months ended March 31, 2010. Interest expense on the principal amount of the 2017 Convertible Notes was $192 for the three months ended March 31, 2010. The Company has determined its non-convertible borrowing rate would have been 10.1% at issuance.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

9.00% Convertible senior notes—In December 2009, the Company entered into a series of privately negotiated agreements in order to induce conversions of its outstanding 2012 Convertible Notes. In connection with such agreements, the Company issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its 2012 Convertible Notes during December 2009. One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder actually exchanged $22,000 aggregate principal amount of 2012 Convertible Notes for 6,198,668 shares of the Company’s common stock. As a result of the exchanges settled in January 2010, the Company recognized a loss on extinguishment of the related debt totaling $5,397 during the three months ended March 31, 2010. Additionally, the Company used the net proceeds from its Common Stock and 2017 Convertible Notes offerings (see Note 3) to finance the repurchase of $114,489 aggregate principal amount of 2012 Convertible Notes. The repurchases closed on April 6, 2010 resulting in a loss on extinguishment of debt totaling $6,521 subsequent to March 31, 2010.

The 2012 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The 2012 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the 2012 Convertible Notes on an ongoing basis. The 2012 Convertible Notes were not convertible as of March 31, 2010.

The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The 2012 Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the 2012 Convertible Notes). The 2012 Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading-day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the 2012 Convertible Notes indenture, the Company may be required to repurchase the 2012 Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In the event the 2012 Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of the 2012 Convertible Notes as a current liability. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make-whole” premium) by increasing the conversion rate with respect to such notes. For a discussion of the effects of the 2012 Convertible Notes on earnings per share, see Note 10.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

As of March 31, 2010 and December 31, 2009, the equity component of the 2012 Convertible Notes was $8,381 and $9,702, respectively, and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $705 and $1,002 for the three months ended March 31, 2010 and 2009, respectively. Interest expense on the principal amount of the 2012 Convertible Notes was $3,200 and $5,063 for the three months ended March 31, 2010 and 2009, respectively. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance.

   9.125% Senior secured notes—On March 22, 2010, the Company completed a public offering of $200,000 aggregate principal amount of its 2018 Senior Notes, with net proceeds of approximately $193,596 to the Company after deducting discounts and underwriting fees of $6,404. Interest on the 2018 Senior Notes is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2010. The obligations under the 2018 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company’s wholly-owned domestic subsidiaries other than subsidiaries that are designated as unrestricted subsidiaries. The 2018 Senior Notes and the guarantees are secured by a second-priority lien on, and security interest in, substantially all of the Company’s and the guarantors’ assets, junior to first-priority liens that secure the Company’s ABL Loan Facility and certain other permitted liens under the indenture that governs the notes. Prior to April 1, 2014, the Company may redeem all or a part of the 2018 Senior Notes at a price equal to 100% of the principal amount plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. The Company may redeem the 2018 Senior Notes, in whole or in part, beginning on April 1, 2014. The initial redemption price will be 104.563% of their aggregate principal amount, plus accrued and unpaid interest. The redemption price declines to 102.281% and 100.000% of their aggregate principal amount, plus accrued and unpaid interest, on April 1, 2015 and April 1, 2016 and thereafter, respectively. In addition, at any time and from time to time prior to April 1, 2013, the Company may redeem up to 35% of the 2018 Senior Notes at a redemption price equal to 109.125% of its principal amount plus accrued and unpaid interest using proceeds from sales of certain kinds of the Company’s capital stock. Upon the occurrence of a change of control or the sale of the Company’s assets, it may be required to repurchase some or all of the notes.

The indenture governing the 2018 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem its capital stock, make certain investments, sell assets and incur liens. As of March 31, 2010, the Company was in compliance with its covenants under the indenture.

   10.25% Senior notes—Interest on the 2014 Senior Notes is payable semi-annually in arrears on July 15th and January 15th of each year. The 2014 Senior Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s ABL Loan Facility. The 2014 Senior Notes and the guarantees rank equally with all of the Company’s and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not guarantors. The Company has the option to redeem all or a portion of the 2014 Senior Notes at 100% of the aggregate principal amount at any time on or after July 15, 2012. The Company may redeem the 2014 Senior Notes, in whole or in part, beginning on July 15, 2010. The initial redemption price will be 105.125% of their aggregate principal amount, plus accrued and unpaid interest. The redemption price declines to 102.563% and 100.000% of their aggregate principal amount, plus accrued and unpaid interest, on July 15, 2011 and July 15, 2012 and thereafter, respectively. Upon a change of control, the Company may be required to offer to purchase the 2014 Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

The indenture governing the 2014 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem the Company’s capital stock, make certain investments, sell assets and incur liens. As of March 31, 2010, the Company was in compliance with its covenants under the indenture.

Asset-based loan facility—On February 22, 2010, the Company entered into an ABL Loan Facility which replaced its prior senior secured credit facility. The ABL Loan Facility is a $125,000 senior secured facility with a four-year term, all of which is available for loans or the issuance of letters of credit. Subject to certain conditions, at any time prior to maturity, the Company will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200,000. Availability under the ABL Loan Facility is determined using a borrowing base calculation. The ABL Loan Facility is guaranteed by all of the Company’s current and future wholly-owned subsidiaries and secured by a first priority security interest on all of the Company’s and each of the Company’s guarantors’ existing and after-acquired real and personal property, including all outstanding equity interests of the Company’s wholly-owned subsidiaries. The ABL Loan Facility has a maturity date of February 22, 2014. The ABL Loan Facility has an early acceleration provision if more than $20,000 aggregate principal amount of 2012 Convertible Notes remains outstanding as of January 31, 2012. Accordingly, the Company intends to repurchase an additional amount of the 2012 Convertible Notes so that no more than $20,000 remains outstanding as of that date.  As of March 31, 2010, the Company had no borrowings outstanding, letters of credit totaling $83,401 outstanding and $28,003 available for future borrowing capacity, and was in compliance with its financial covenants under the ABL Loan Facility. The ABL Loan Facility was amended on May 6, 2010 for minor technical corrections.

Equipment notes—The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of March 31, 2010, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.37%. Additional funds are available under the Company’s revolving equipment credit facility for terms up to 60 months at an interest rate of 6.75% at March 31, 2010.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%.

Short-Term Debt

The Company finances the majority of its annual insurance premiums, with the related obligation included in short-term debt. The weighted-average interest rate applicable to the notes was 1.77% at March 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had $1,333 and $2,166, respectively, outstanding related to insurance financing.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

(7) Income Taxes

   The effective income tax rates applied to the three months ended March 31, 2010 and 2009 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate applied to the three months ended March 31, 2010 decreased to 4% from an effective income tax of 23% applied to the three months ended March 31, 2009, primarily resulting from the effect of an increase in forecasted income tax deductions for depletion of mineral rights.

   Discrete items that only impacted the current period were excluded from the estimated annual effective tax rate applied to the three months ended March 31, 2010. The net tax benefit related to the discrete items of $6,268 was comprised of tax benefits of $6,288 for the loss on the repurchase of 2014 Senior Notes, $638 for the loss on exchanges of 2012 Convertible Notes and $171 for other miscellaneous discrete items, as well as tax expense of $829 related to the Health Care Reform and Education Reconciliations Act taxation of Medicare Part D. There were no significant discrete items excluded from the estimated annual effective rate for the three months ended March 31, 2009.

(8) Employee Stock Awards

   The Company’s Amended and Restated 2005 Equity and Performance Incentive Plan (the “Plan”) permits the granting of stock options, restricted shares, stock appreciation rights, restricted share units, performance shares or performance units to its employees for up to 18,000,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The option and restricted stock awards generally vest in equal annual installments of 25% over a four-year period. The Company recognizes expense related to the awards on a straight-line basis over the vesting period. The Company issues new shares upon the exercise of option awards.

   The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant date fair value of the options granted during the three months ended March 31, 2010 and 2009 was calculated using the following assumptions:

	March 31,
	2010	2009
Expected term (in years)	5 – 7.5	5
Expected volatility	50.8% – 67.4%	48.2% – 50.8%
Weighted-average expected volatility	67.4%	50.8%
Risk-free rate	2.4% – 3.1%	1.4% – 1.9%
Expected dividends	—	—

   The Company estimated forfeiture rates of 5.50% and 4.50% at March 31, 2010 and 2009, respectively.

   The Company estimates volatility using both historical and market data. The expected option term is based on historical data and exercise behavior. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The estimated forfeiture rates were determined based on historical turnover of the Company’s employees eligible under the plan.

   Stock-based employee compensation expense of $612 and $834, net of tax of $372 and $506, related to the issuance of all stock-based awards outstanding was included in earnings for the three months ended March 31, 2010 and 2009, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

   A summary of the Company’s outstanding option awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	5,034,610	$5.00
Granted	818,085	4.11
Forfeited	(12,935)	3.47
Expired	(600)	4.46
Outstanding at March 31, 2010	5,839,160	4.88	8.00	$7,325
Vested or expected to vest at March 31, 2010	5,445,645	5.01	7.94	$6,573
Exercisable at March 31, 2010	1,972,658	8.43	6.29	$31

   The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.60 and $0.73, respectively. There were no options exercised during the three months ended March 31, 2010 and 2009.

   A summary of the Company’s nonvested restricted stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,148,479	$2.97
Granted	339,885	4.11
Vested	(40,767)	6.39
Forfeited	(8,076)	3.29
Nonvested at March 31, 2010	1,439,521	3.14

   The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2010 and 2009 was $4.11 and $1.53, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $261 and $267, respectively.

   A summary of the Company’s nonvested restricted stock unit awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

Restricted Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	85,155	4.11
Vested	(85,155)	4.11
Forfeited	—	—
Nonvested at March 31, 2010	—	—

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

   The weighted-average grant-date fair value of restricted share units granted during the three months ended March 31, 2010 and 2009 was $4.11 and $1.52, respectively. The total fair value of restricted share units vested during both of the three months ended March 31, 2010 and 2009 was $350.

   As of March 31, 2010, there was $7,682 of unrecognized compensation cost related to nonvested stock-based awards that is expected to be recognized over a weighted-average period of 3.0 years.

   The Plan provides recipients the ability to satisfy tax obligations upon vesting of shares of restricted stock by having the Company withhold a portion of the shares otherwise deliverable to the recipients. During the three months ended March 31, 2010 and 2009, the Company withheld 2,627 shares and 4,768 shares of common stock, respectively, from employees in connection with tax withholding obligations. The value of the common stock that was withheld was based upon the closing price of the common stock on the applicable vesting dates. Such shares were included in treasury stock in the Company’s condensed consolidated balance sheet.

 (9) Employee Benefits

Postretirement Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Net periodic benefit cost:
Service cost	$831	$834
Interest cost	432	436
Amortization of actuarial loss	28	73
Benefit cost	$1,291	$1,343

The plan is unfunded; therefore, no contributions were made by the Company for the three months ended March 31, 2010 and 2009.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Act”) were enacted into law. The Act is a comprehensive health care reform bill. Provisions of the PPACA, among other things, repeal the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.

Under the Act, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company’s financial statements, this change required it to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Act was enacted. As a result, the Company recorded a one-time, non-cash income tax charge of $829 during the three months ended March 31, 2010 to reflect the impact of this change.

   The Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Company is in the process of evaluating the impact of this and other remaining provisions of the Act.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Net periodic benefit cost:
Service cost	$611	$693
Interest cost	389	394
Amortization of actuarial gain	(35)	(98)
Benefit cost	$965	$989

The plan is unfunded; therefore, no contributions were made by the Company for the three months ended March 31, 2010 and 2009.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options, restricted common stock subject to continuing vesting requirements, restricted stock units and convertible debt, pursuant to the treasury stock method.

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
Net income (loss) attributable to International Coal Group, Inc.	$(8,852)	$3,693

Weighted-average common shares outstanding—basic	181,382,766	152,773,718
Incremental shares arising from:
Stock options	—	—
Restricted shares	—	1,082,448
Restricted stock units	—	—
Convertible notes	—	—
Weighted-average common shares outstanding—diluted	181,382,766	153,856,166

Earnings Per Share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

Options to purchase 5,839,160 shares of common stock and 1,439,521 shares of restricted common stock outstanding at March 31, 2010 have been excluded from the computation of diluted net income per share for the three months ended March 31, 2010 because their effect would have been anti-dilutive. Options to purchase 2,818,317 shares of common stock outstanding at March 31, 2009 have been excluded from the computation of diluted net income per share for the three months ended March 31, 2009 because their effect would have been anti-dilutive.

The Company currently intends to settle the principal amount of the 2017 Convertible Notes in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2017 Convertible Notes was below the initial conversion price of $5.81 per share. Accordingly, there were no potentially dilutive shares related to the 2017 Convertible Notes at March 31, 2010. The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2012 Convertible Notes was below the initial conversion price of $6.10 per share. Accordingly, there were no potentially dilutive shares related to the 2012 Convertible Notes at March 31, 2010 and 2009.

(11) Fair Value of Financial Instruments

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

Long-term Debt—The fair value of the convertible notes and senior notes were based upon their respective values in active markets.  The fair value of the aggregate principal amounts outstanding as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Principal Outstanding	Principal Fair Value	Principal Outstanding	Principal Fair Value
4.00% Convertible Senior Notes, due 2017	$115,000	$119,175	$—	$—
9.125% Senior Notes, due 2018	200,000	203,000	—	—
9.00% Convertible Senior Notes, due 2012	139,502	165,463	161,502	177,458
10.25% Senior Notes, due 2014	5,926	6,341	175,000	168,219

The carrying value of the Company’s capital lease obligations and other debt approximate fair value at March 31, 2010 and December 31, 2009.

(12) Commitments and Contingencies

Guarantees and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company has outstanding surety bonds with third parties totaling $118,128 and $116,962 as of March 31, 2010 and December 31, 2009, respectively, to secure reclamation and other performance commitments. As of March 31, 2010, the Company has bank letters of credit outstanding of $83,401 under the ABL Loan Facility. As of December 31, 2009, the Company had bank letters of credit outstanding of $73,551 under a revolving credit facility.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
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
March 31, 2010
(Dollars in thousands, except per share amounts)

   On January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company and certain of its officers and directors seeking unspecified damages. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with the Company’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of the Company’s public statements regarding its operating condition and safety record. On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff. The Company has filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action.

   On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart Valley permit. As expected, T.E.A.M. appealed the reinstatement. On March 10, 2010, the Board issued a Notice of Decision which affirmed and modified WVDEP’s decision to issue the permit to Tygart Valley. The Board is expected to issue a Final Order in the near future, after which T.E.A.M. will have an opportunity to appeal the Board’s decision in favor of Tygart Valley.

   In addition, from time to time, the Company is involved in legal proceedings arising in the ordinary course of business. These proceedings include assessments of penalties for citations and orders asserted by the Mine Safety and Health Administration and other regulatory agencies, none of which are expected by management to, individually or in the aggregate, have a material adverse effect on the Company. In the opinion of management, the Company has recorded adequate reserves for liabilities arising in the ordinary course and it is management’s belief there is no individual case or group of related cases pending that is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

(13) Related Party Transactions and Balances

Under an Advisory Services Agreement dated as of October 1, 2004 between the Company and W.L. Ross & Co. ("WLR"), WLR has agreed to provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to the business and operation of the Company of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services which the Board of Directors reasonably requests). WLR is paid a quarterly fee of $500 and reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). The agreement is for a period of seven years; however, it may be terminated upon the occurrence of certain events.

(14) Segment Information

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

Reportable segment results from continuing operations for the three months ended March 31, 2010 and 2009 and segment assets as of March 31, 2010 and 2009 were as follows:

Three months ended March 31, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$184,765	$65,367	$26,092	$12,370	$288,594
Adjusted EBITDA	39,436	7,946	4,747	(5,262)	46,867
Depreciation, depletion and amortization	17,552	5,269	2,548	1,028	26,397
Capital expenditures	9,538	3,510	3,400	126	16,574
Total assets	727,649	188,324	55,918	612,692	1,584,583

Three months ended March 31, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$189,562	$66,167	$21,005	$28,232	$304,966
Adjusted EBITDA	29,433	10,152	2,871	2,042	44,498
Depreciation, depletion and amortization	17,590	5,575	1,710	1,388	26,263
Capital expenditures	9,200	5,191	1,256	1,970	17,617
Total assets	758,610	186,590	41,104	371,547	1,357,851

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

Revenue in the Ancillary category consists primarily of $7,624 and $10,720 relating to the Company’s brokered coal sales and $3,499 and $6,840 relating to contract highwall mining activities for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures include non-cash amounts of $13,355 and $11,744 for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures do not include $17,416 and $12,942 paid during the three months ended March 31, 2010 and 2009, respectively, related to capital expenditures accrued in prior periods.

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income or loss attributable to International Coal Group, Inc. to Adjusted EBITDA for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Net income (loss) attributable to International Coal Group, Inc.	$(8,852)	$3,693
Depreciation, depletion and amortization	26,397	26,263
Interest expense, net	13,300	13,018
Income tax expense (benefit)	(5,965)	1,495
Loss on extinguishment of debt	21,987	—
Noncontrolling interest	—	29
Adjusted EBITDA	$46,867	$44,498

(15) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued its 2014 Senior Notes in June 2006, 2012 Convertible Notes in July 2007, 2018 Senior Notes in March 2010 and 2017 Convertible Notes (together with the 2014 Senior Notes, the 2012 Convertible Notes and the 2018 Senior Notes, the “Notes”) in March 2010.

The Parent Company has no independent assets or operations other than those related to the issuance, administration and repayment of the Notes. All subsidiaries of the Parent Company (the “Guarantors”), except for a minor non-guarantor joint venture, have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors are 100% owned, directly or indirectly, by the Parent Company. Accordingly, condensed consolidating financial information for the Parent Company and the Guarantors are not presented.

The Notes are senior obligations of the Parent Company and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the Parent Company’s and Guarantors’ future subordinated indebtedness. Obligations under the ABL Loan Facility are secured on a first-priority basis and obligations under the 2018 Senior Notes are secured on a second-priority basis by substantially all of the assets of the Parent Company and the Guarantors. As a result, the 2014 Senior Notes, 2012 Convertible Notes and 2017 Convertible Notes are effectively subordinated to amounts borrowed under the ABL Loan Facility and the 2018 Senior Notes. Other than for corporate-related purposes or interest payments required by the Notes, the ABL Loan Facility restricts the Guarantors’ abilities to make loans or pay dividends to the Parent Company in excess of $25,000 per year (or at all upon an event of default) and restricts the ability of the Parent Company to pay dividends. Therefore, all but $25,000 of the Parent Company’s subsidiaries’ assets are restricted assets.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
(Dollars in thousands, except per share amounts)

The Parent Company and Guarantors are subject to certain covenants under the indenture for the 2018 Senior Notes. Under these covenants, the Parent Company and Guarantors are, among other things, subject to limitations on the incurrence of additional indebtedness, payment of dividends and the incurrence of liens; however, the indenture contains no restrictions on the ability of the Guarantors to pay dividends or make payments to the Parent Company.

The obligations of the Guarantors are limited to the maximum amount permitted under bankruptcy law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law respecting fraudulent conveyance or fraudulent transfer.

(16) Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

   Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	availability of qualified workers;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	a significant number of conversions of our convertible senior notes prior to maturity;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	availability and costs of capital equipment;

•	prices of fuels which compete with or impact coal usage, such as oil and natural gas;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	reductions and/or deferrals of purchases by major customers;

•	risks in or related to coal mining operations, including risks relating to third-party suppliers and carriers operating at our mines or complexes;

•	unexpected maintenance and equipment failure;

•	adoption by Appalachian states of EPA guidance regarding stringent water quality-based limitations in CWA Section 402 wastewater discharge permits and CWA Section 404 dredge and fill permits;

•	environmental, safety and other laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	ability to obtain and maintain all necessary governmental permits and authorizations;

•	competition among coal and other energy producers in the United States and internationally;

•	railroad, barge, trucking and other transportation availability, performance and costs;

•	employee benefits costs and labor relations issues;

•	replacement of our reserves;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability and costs of credit, surety bonds and letters of credit;

•	title defects or loss of leasehold interests in our properties which could result in unanticipated costs or inability to mine these properties;

•
the impact of the mine explosion at a competitor’s mine on federal and state authorities’ decisions to enact laws and regulations that result in more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements;

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

•
legal and administrative proceedings, settlements, investigations and claims, including those related to citations and orders issued by regulatory authorities, and the availability of related insurance coverage.

You should keep in mind that any forward-looking statements made by us in this Quarterly Report on Form 10-Q or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us or anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this Quarterly Report on Form 10-Q and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2009 Annual Report on Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended March 31, 2010 and 2009 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$270,490	$273,816	$(3,326)	(1)%
Freight and handling revenues	9,377	8,634	743	9%
Other revenues	8,727	22,516	(13,789)	(61)%
Total revenues	$288,594	$304,966	$(16,372)	(5)%

Tons sold	4,323	4,680	(357)	(8)%
Coal sales revenue per ton	$62.57	$58.51	$4.06	7%

The following table depicts coal sales revenues by reportable segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$178,964	$184,122	$(5,158)	(3)%
Northern Appalachian	60,365	60,251	114	—%
Illinois Basin	23,536	18,723	4,813	26%
Ancillary	7,625	10,720	(3,095)	(29)%
Total coal sales revenues	$270,490	$273,816	$(3,326)	(1)%

The following table depicts tons sold by reportable segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,473	2,769	(296)	(11)%
Northern Appalachian	1,069	1,108	(39)	(4)%
Illinois Basin	651	590	61	10%
Ancillary	130	213	(83)	(39)%
Total tons sold	4,323	4,680	(357)	(8)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an 8% decrease in tons sold. Offsetting the decrease in tons sold was an increase in sales realization of $4.06 per ton resulting from favorable pricing in the first quarter of 2010.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended March 31, 2010 decreased over the same period in 2009, primarily due to an 11% decrease in tons sold, largely driven by the expiration of certain coal supply agreements. Partially offsetting the decrease in tons sold was an increase in sales realization of $5.87 per ton, which was driven by higher average contract prices of our coal.

Northern Appalachian. For the three months ended March 31, 2010, our Northern Appalachian coal sales revenues remained consistent compared to the three months ended March 31, 2009 as a result of increased sales realization of $2.04 per ton being offset by a 4% decrease in tons sold.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended March 31, 2010 was primarily due to an increase in sales realization of $4.41 per ton, as well as a 10% increase in tons sold, primarily on long-term thermal coal supply contracts.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended March 31, 2010, our Ancillary coal sales revenues decreased 29%, primarily due to a 39% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was partially offset by increased realization of $8.75 per ton sold, primarily the result of increased government imposition payments received during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased per ton transportation rates.

Other revenues—The decrease in other revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to $7.9 million in payments received for the early termination of coal supply agreements and lost margin on pre-termination shipments in the first quarter of 2009. Further impacting the decrease in other revenues were decreases from a negotiated payment received related to a customer’s tax obligation and in contract mining revenues as compared to the three months ended March 31, 2009.

Costs and expenses

The following table depicts cost of operations for the three months ended March 31, 2010 and 2009 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$220,065	$231,965	$(11,900)	(5)%
Freight and handling costs	9,377	8,634	743	9%
Cost of other revenues	7,181	9,336	(2,155)	(23)%
Depreciation, depletion and amortization	26,397	26,263	134	1%
Selling, general and administrative expenses	8,585	10,611	(2,026)	(19)%
Gain on sale of assets	(3,481)	(78)	(3,403)	* %
Total costs and expenses	$268,124	$286,731	$(18,607)	(6)%

Cost of coal sales per ton	$50.90	$49.57	$1.33	3%

* not meaningful

The following table depicts cost of coal sales by reportable segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$140,266	$155,831	$(15,565)	(10)%
Northern Appalachian	53,671	52,378	1,293	2%
Illinois Basin	19,408	16,213	3,195	20%
Ancillary	6,720	7,543	(823)	(11)%
Cost of coal sales	$220,065	$231,965	$(11,900)	(5)%

Cost of coal sales—For the three months ended March 31, 2010, our cost of coal sales decreased compared to the three months ended March 31, 2009, primarily as a result of a 8% decrease in tons sold, partially offset by a 3% increase in cost of coal sales per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased primarily due to an 11% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales per ton from $56.27 per ton for the three months ended March 31, 2009 to $56.71 per ton for the three months ended March 31, 2010. The increase in cost of coal sales per ton is primarily due to increases in royalties, taxes and fees and benefit costs. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves, as well as increased severance tax obligations. Benefit costs increased on a per ton basis due to an increase in group insurance costs resulting from a significant increase in high-dollar claims and administrative fees. Partially offsetting the increase in cost per ton was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the three months ending March 31, 2009.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to an increase in cost of coal sales per ton from $47.30 per ton for the three months ended March 31, 2009 to $50.19 per ton for the three months ended March 31, 2010. The increase in cost per ton was primarily due to increases in benefit costs and contract labor costs. Benefit costs increased on a per ton basis due to an increase in group insurance resulting from a significant increase in high-dollar claims and administrative fees. Contract labor costs increased due to an increase in contractor rates experienced at our Harrison complex subsequent to March 31, 2009. Partially offsetting these increases was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the three months ending March 31, 2009.

   Illinois Basin. For the three months ended March 31, 2010, cost of coal sales increased due to an increase in cost of $2.32 per ton sold and a 10% increase in tons sold. Cost of coal sales per ton increased primarily due to increases in roof control and ventilation costs, repairs and maintenance, operating supplies and site maintenance costs as a result of an additional mining section being added subsequent to March 31, 2009. This section has not reached full production and additional resources are needed to allow for continued production concurrent with the addition of a new slope entrance. Additionally, benefit costs increased due to an increase in group insurance costs resulting from a significant increase in high-dollar claims and administrative fees and royalties increased as a result of increased realization per ton sold and increased royalty rates on certain leased reserves.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the three months ended March 31, 2010 due to a 39% decrease in tons sold related to the expiration of certain brokered coal contracts. This decrease was partially offset by a $16.64 increase in cost per ton, primarily a result of increased government imposition payments made during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Cost of other revenues—For the three months ended March 31, 2010, cost of other revenues decreased primarily due to decreases in labor and benefit costs as a result of a reduction in contract mining activity and costs related to the sale of highwall mining parts and supplies at our ADDCAR subsidiary. Additionally, coalbed methane gathering fees decreased as a result of slowing production from gas wells.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense increased for the three months ended March 31, 2010, primarily due to decreased amortization income as contracted shipments on a below-market contract was terminated subsequent to March 31, 2009. Offsetting the decrease in amortization income was a decrease in amortization expense on mineral development costs as a result of decreased production as compared to the three months ended March 31, 2009.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended March 31, 2010 decreased primarily due to decreased legal and professional fees, taxes, licenses and insurance costs.

Gain on sale of assets—Gain on sale of assets increased for the three months ended March 31, 2010 due to a $3.5 million gain related to the sale of a highwall mining system previously used in operations with no comparable sale during the three months ended March 31, 2009.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 30 of this Quarterly Report on Form 10-Q and in Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2010.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$39,436	$29,433	$10,003	34%
Northern Appalachian	7,946	10,152	(2,206)	(22)%
Illinois Basin	4,747	2,871	1,876	65%
Ancillary	(5,262)	2,042	(7,304)	* %
Total Adjusted EBITDA	$46,867	$44,498	$2,369	5%

     * not meaningful

Central Appalachian. Adjusted EBITDA for the three months ended March 31, 2010 increased compared to the three months ended March 31, 2009 primarily due to an increase in sales realization of $5.87 per ton and a $0.44 increase in cost per ton, resulting in a $5.43 per ton increase in profit margins, offset by a decrease of approximately 296,000 tons sold.

Northern Appalachian. The decrease in Adjusted EBITDA was due to an increase in sales realization of $2.04 per ton and a $2.89 increase in cost per ton, resulting in decreased profit margins of $0.85 per ton and a decrease of approximately 39,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the three months ended March 31, 2010 resulting from an increase in sales realization of $4.41 per ton and a $2.32 increase in cost per ton, resulting in a net increase in profit margins of $2.09 per ton, as well as an increase of approximately 61,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily due to a decrease in profit margins of $7.89 per ton and a decrease of approximately 83,000 tons sold related to the expiration of brokered coal contracts, as well as to decreased shipments on various remaining contracts. Further contributing to the decrease in Adjusted EBITDA from our Ancillary segment were decreases in contract mining revenues and contract buydown income related to the early termination of coal supply agreements.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$19,348	$8,079	$11,269	139%
Depreciation, depletion and amortization	17,552	17,590	(38)	—%
Interest expense, net	1,240	908	332	37%
Income tax expense	1,296	2,856	(1,560)	(55)%
Adjusted EBITDA	$39,436	$29,433	$10,003	34%

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$2,347	$3,217	$(870)	(27)%
Depreciation, depletion and amortization	5,269	5,575	(306)	(5)%
Interest expense, net	168	131	37	28%
Income tax expense	162	1,200	(1,038)	(87)%
Noncontrolling interest	—	29	(29)	(100)%
Adjusted EBITDA	$7,946	$10,152	$(2,206)	(22)%

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$1,846	$842	$1,004	119%
Depreciation, depletion and amortization	2,548	1,710	838	49%
Interest expense, net	131	69	62	90%
Income tax expense	222	250	(28)	(11)%
Adjusted EBITDA	$4,747	$2,871	$1,876	65%

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(32,393)	$(8,445)	$(23,948)	284%
Depreciation, depletion and amortization	1,028	1,388	(360)	(26)%
Interest expense, net	11,761	11,910	(149)	(1)%
Income tax benefit	(7,645)	(2,811)	(4,834)	172%
Loss on extinguishment of debt	21,987	—	21,987	100%
Adjusted EBITDA	$(5,262)	$2,042	$(7,304)	* %

	Three months ended March 31,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss) attributable to International Coal Group, Inc.	$(8,852)	$3,693	$(12,545)	* %
Depreciation, depletion and amortization	26,397	26,263	134	1%
Interest expense, net	13,300	13,018	282	2%
Income tax expense (benefit)	(5,965)	1,495	(7,460)	* %
Loss on extinguishment of debt	21,987	—	21,987	100%
Noncontrolling interest	—	29	(29)	(100)%
Adjusted EBITDA	$46,867	$44,498	$2,369	5%

               * not meaningful

Liquidity and Capital Resources

   Our business is capital intensive and requires substantial capital expenditures for, among other things, purchasing and upgrading equipment used in developing and mining our reserves, as well as remaining in compliance with environmental laws and regulations. Our principal liquidity requirements are to finance our coal production, fund capital expenditures and service our debt and reclamation obligations. We may also engage in acquisitions from time to time. Our primary sources of liquidity to meet these needs are cash on hand, cash flows from operations, borrowings under our asset-based loan facility and equipment financing arrangements.

   We believe the principal indicators of our liquidity are our cash position and remaining availability under our asset-based loan facility. As of March 31, 2010, our available liquidity was $329.7 million, including cash and cash equivalents of $301.7 million and $28.0 million available for borrowing under our $125.0 million asset-based loan facility. In April 2010, we used $136.4 million of cash to repurchase $114.5 million aggregate principal amount of our 2012 Convertible Notes and $52,000 of cash to repurchase $50,000 aggregate principal amount of our 2014 Senior Notes. Related losses on extinguishment of debt were recognized subsequent to March 31, 2010. Total debt represented 39% of our total capitalization at March 31, 2010. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

   In December 2009, we entered into a series of privately negotiated agreements pursuant to which we issued a total of 18,660,550 shares of our common stock in exchange for $63.5 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”) during December 2009. One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchanges occurring in 2010. Subsequent to December 31, 2009, we issued a total of 6,198,668 shares of our common stock in exchange for $22.0 million aggregate principal amount of our 2012 Convertible Notes.

   Under a universal shelf registration statement, which became effective January 15, 2010, we have the remaining capacity to offer and sell, from time to time, up to $175.7 million aggregate value of securities, including common stock and debt securities. This registration statement allows us to opportunistically access the capital markets based on our liquidity and capital needs subject to favorable market and other conditions.

   Pursuant to this shelf registration statement, in March 2010, we completed public offerings of 24,444,365 shares of our common stock, par value $0.01 per share (the “Common Stock”), at a public offering price of $4.47 per share, $115.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”) and $200.0 million aggregate principal amount of 9.125% Senior Secured Second-Priority Notes due 2018 (the “2018 Senior Notes”).

   We used the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance a cash tender offer to repurchase $114.5 million aggregate principal amount of our 2012 Convertible Notes. The repurchase closed on April 6, 2010. We used net proceeds from the 2018 Senior Notes offering to finance a cash tender offer and consent solicitation to repurchase $169.1 million aggregate principal amount of our 10.25% Senior Notes due July 15, 2014 (the “2014 Senior Notes”), $169.1 million of which closed on March 22, 2010 and $50,000 closed on April 5, 2010. The remaining proceeds will be used for general corporate purposes.

   We also secured a new four-year $125.0 million asset-based loan facility (the “ABL Loan Facility”) to replace our prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility, which provides $25.0 million in additional borrowing capacity and contains minimal financial covenants, such as a fixed-charge ratio and a capital expenditure limitation if our liquidity falls below certain thresholds, matures in February 2014. Any available borrowing capacity is available for loans or the issuance of letters of credit. The ABL Loan Facility is expected to be used primarily for issuing letters of credit that collateralize our reclamation bonds. The ABL Loan Facility has an early acceleration provision if more than $20.0 million aggregate principal amount of our 2012 Convertible Notes remains outstanding as of January 31, 2012. Accordingly, we intend to repurchase an additional amount of the 2012 Convertible Notes so that no more than $20.0 million remains outstanding as of that date. Subject to certain conditions, at any time prior to maturity, we will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200.0 million. Availability under the ABL Loan Facility is determined using a borrowing base calculation.

   We currently expect our total capital expenditures will be between $90.0 million to $100.0 million in 2010, substantially all of which will be for equipment and infrastructure at our existing operations. We are actively evaluating the option of accelerating development of our Tygart #1 complex, which could increase our 2010 capital expenditures by approximately $15.0 million. Cash paid for capital expenditures was approximately $20.6 million for the three months ended March 31, 2010. We have funded and expect to continue to fund these capital expenditures from our internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through the first quarter of 2011, including initial development of our Tygart #1 complex. To the extent necessary, management believes it has flexibility on the timing of these cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $11.2 million of cash paid for capital expenditures for the three months ended March 31, 2010 was attributable to our Central Appalachian operations. This amount represents investments of approximately $4.3 million in our Beckley mining complex and $3.6 million at Knott County. We paid approximately $3.1 million at our Northern Appalachian operations in the three months ended March 31, 2010, approximately $1.7 million of which was for investments at our Sentinel complex. Expenditures of approximately $6.1 million for our Illinois Basin operations were for development of a new mine portal and ongoing operations improvements. Approximately $0.2 million of cash paid for capital expenditures for the three months ended March 31, 2010 was within our Ancillary segment, primarily for the upgrading of highwall mining machinery.

               More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the three months ended March 31, 2010, we spent $0.5 million to meet these standards and anticipate spending an additional $3.3 million for the remainder of 2010. As a result of a recent explosion at a competitor’s mine, additional safety requirements may increase our capital and operating costs. See Item 1A — “Risk Factors.” In addition, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Act”) were enacted into law. As a result, we recorded a one-time, non-cash income tax charge of $0.8 million during the three months ended March 31, 2010 to reflect the impact of this change. The Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We are in the process of evaluating the impact of this and other remaining provisions of the Act. The impact of the changes on our operations and liquidity are uncertain at this time.

Cash Flows

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2010, a decrease of $13.1 million from the same period in 2009. This decrease is attributable to an $11.7 million decrease due to the change in net operating assets and liabilities, as well as a decrease in net income of $1.4 million, after adjustment for non-cash charges.

For the three months ended March 31, 2010, net cash used in investing activities was $10.8 million compared to $18.9 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, $20.6 million of cash was paid for capital expenditures at existing mining and ancillary operations compared to $18.8 million in the same period of 2009. Additionally, cash flows from investing activities included $8.9 million due to a withdrawal of restricted cash previously pledged as collateral.

Net cash provided by financing activities was $214.4 million for the three months ended March 31, 2010. We received proceeds from our 2017 Convertible Notes, 2018 Senior Notes and Common Stock offerings of $416.0 million. We used $181.6 million of these proceeds to repurchase a portion of our 2014 Senior Notes and $5.8 million to make payments on our short- and long-term debt. We also incurred additional finance costs of $14.2 million for the three months ended March 31, 2010 related to the debt offerings and our asset-based loan facility. Net cash provided by financing activities of $3.1 million for the three months ended March 31, 2009 was due to borrowings on our long-term debt of $9.1 million used to finance equipment. Offsetting the borrowings were repayments on our short- and long-term debt of $5.5 million and deferred finance costs of $0.5 million paid to amend our credit facility.

Credit Facility and Long-Term Debt Obligations

As of March 31, 2010 our total long-term indebtedness consisted of the following (in thousands):

March 31, 2010
9.125% Senior Notes, due 2018, net of debt discount of $1,401	$198,599
9.00% Convertible Senior Notes, due 2012, net of debt discount of $7,493	132,009
4.00% Convertible Senior Notes, due 2017, net of debt discount of $34,564	80,436
Equipment notes	52,634
10.25% Senior Notes, due 2014	5,926
Capital leases and other	2,264
Total	471,868
Less current portion	(132,430)
Long-term debt and capital lease	$339,438

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

   Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under the ABL Loan Facility and equipment credit facility, will be adequate at least through the first quarter of 2011 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling high-cost operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

   See Note 2—Summary of Significant Accounting Policies and General to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q related to recently issued accounting pronouncements, which information is incorporated herein by reference.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of March 31, 2010, approximately 93% of our 2010 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note 12—Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q relating to certain legal proceedings, which information is incorporated herein by reference.

Item 1A.	Risk Factors

Listed below are risk factors that have been revised or added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent serious accidents within the mining industry may result in new or revised mine safety regulations that may increase our capital and operating costs and decrease our productivity.

               The April 5, 2010 explosion that caused fatal injuries to 29 workers at a competitor’s mine may spur the enactment of additional, or modification of existing, federal and/or state mine safety laws and regulations. Federal and West Virginia authorities have announced special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases, such as methane. In addition, both the federal government and the state of West Virginia have announced that they are considering changes to mine safety rules and regulations, which could potentially result in or require additional or enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements. Such rules, laws or regulations may require changes to our mining practices, which may increase our capital and operating costs and decrease our productivity, which would adversely affect our results of operations.

   We must obtain governmental permits and approvals for mining operations, which can be a costly and time-consuming process, can result in restrictions on our operations and is subject to litigation that may delay or prevent us from obtaining necessary permits.

         Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits, which are issued for terms of five years with the right of successive renewal, grant approval for surface mining or the surface effects of underground mining. Separately, the Clean Water Act (“CWA”) requires permits for operations that discharge water or place fill material into waters of the United States. Water discharges are authorized under CWA Section 402 permits typically issued by state regulatory agencies under U.S. Environmental Protection Agency (“EPA”) oversight while valley fills, refuse impoundments and other types of disturbances in streams are authorized under CWA Section 404 permits issued by the Army Corps of Engineers (the “ACOE”). The EPA has the authority, which it has rarely exercised until recently, to object to permits issued by the ACOE. While the ACOE is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the ACOE decision and veto the permits.

         A Memorandum of Understanding executed on June 11, 2009 between the EPA, the ACOE and the Department of the Interior provided a blueprint for proposed changes to the regulation of Appalachian coal mining. The ACOE announced its intention to suspend the use of Nationwide Permit 21 (“NWP 21”) for surface mining activities in Appalachia while NWP 21 is modified to prohibit its use to authorize discharges of dredged or fill material into waters of the United States for surface coal mining activities in the Appalachian region of the following states: Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. The Department of the Interior’s Office of Surface Mining Reclamation and Enforcement (“OSMRE”) stated that it intended to revise certain rules to afford greater protections to streams and to revisit its regulation of surface mine restoration. The EPA announced an enhanced coordination procedure for the review of all pending CWA Section 404 permit applications for mining in Appalachia.

In September 2009, the EPA announced 79 pending CWA Section 404 permit applications for Appalachian coal mining warranted further review because of continuing concerns about water quality and/or regulatory compliance issues. The list included four of our permit applications, including the permit application for our Jennie Creek surface mine. The failure to issue a Section 404 permit would prevent the planned commencement of the Jennie Creek surface mine. One of our four permit applications was withdrawn following our evaluation of other spoil disposal options. Operating alternatives to the other two applications under further review exist, although the alternatives are less economical than the proposed projects. While the EPA has stated that its identification of these 79 permits does not constitute a determination that the mining involved cannot be permitted under the CWA and does not constitute a final recommendation from the EPA to the ACOE on these projects, it is unclear how long the further review will take for our permits or what the final outcome will be. Excessive delays in permitting may require adjustments of our production budget and mining plans.

   OSMRE published an Advance Notice of Proposed Rulemaking (“ANPRM”) in November 2009 regarding the alternatives under consideration for revision of its Stream Buffer Zone rule which solicits public comment on changes to mining regulatory program that are more restrictive than indicated by the ANPRM. If any of these or other more restrictive stream protection alternatives are adopted, such added requirements could impact coal mining operations, especially surface mining in Appalachia, by reducing locations where coal mining operations can be conducted. Such measures could impact the cost and productivity of mining and may affect the economic viability of surface mining certain reserves.

         On April 1, 2010, the EPA released a guidance document entitled “Improving EPA Review of Appalachian Surface Coal Mining Operations under the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order.” This guidance, if applied by states within this six-state region (KY, OH, PA, TN, VA and WV), will result in the imposition of exceedingly stringent water quality-based limitations in CWA Section 402 wastewater discharge permits and CWA Section 404 dredge and fill permits. Specifically, a maximum conductivity limitation of 500 microSiemens per centimeter is not considered attainable for water discharges from most mining operations, including underground mines. This guidance may cause delays in our ability to obtain permits, may increase our operating and capital costs to comply with permits or, may prevent our ability to obtain permits that will allow us to conduct certain operations.

Additionally, certain operations (particularly preparation plants) have permits issued pursuant to the Clean Air Act and state counterpart laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial or revocation of required permits, which could have a material adverse impact on our financial condition, results of operations or cash flows.

   We are subject to various legal and governmental proceedings which may have a material adverse effect on our business.

         We are parties to a number of legal proceedings incidental to normal business activities, including several complaints related to the accident at our Sago mine, a breach of contract complaint by one of our customers related to the idling of our Sycamore No. 2 mine and a class action lawsuit that alleges that the registration statements filed in connection with our initial public offering contained false and misleading statements, and that investors relied upon those securities filings and suffered damages as a result. Some actions brought against us from time to time may have merit. There is always the potential that an individual matter or the aggregation of many matters could have an adverse effect on our financial condition, results of operations or cash flows. See Note 12–Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

   Although we strive to maintain compliance with all applicable laws at all times, from time to time we receive citations, orders and notices of violation from applicable governmental authorities, particularly those governing health, safety and the environment. When this occurs, we attempt to abate immediately the condition cited, whether or not we agree as to whether it constitutes a violation. When we receive citations, orders or notices of violation, we either pay the assessed penalties, or if we dispute the fact of such alleged violation or the amount of the penalty relative to such violation, we contest such matter. While such matters typically would not be expected to have a material adverse effect, they could in the future have a material adverse effect on our business. None of our mines has ever received a notice of a potential pattern of violations. If one or more of our operations, however, were placed on a pattern of violations by the regulatory authorities, such designation and the enhanced enforcement regime that such designation entails, could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	—	$—	—	—
February 1, 2010 through February 28, 2010	—	—	—	—
March 1, 2010 through March 31, 2010	2,627	4.45	—	—
Total	2,627	$4.45	—	—

(1)
During the three months ended March 31, 2010, we withheld 2,627 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description	Note

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(A)

3.2	Form of Second Amended and Restated By-Laws of International Coal Group, Inc., as further amended on November 28, 2007	(B)

4.1	Form of Certificate of International Coal Group, Inc. Common Stock	(C)

4.2	Indenture, dated as of March 16, 2010, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.	(D)

4.3
First Supplemental Indenture, dated as of March 16, 2010, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., relating to International Coal Group, Inc.’s 4.00% Convertible Senior Notes due 2017
(D)

4.4	Form of 4.00% Convertible Senior Notes due 2017	(D)

4.5	Form of Guarantee relating to International Coal Group, Inc.’s 4.00% Convertible Senior Notes due 2017 (included in Exhibit 4.4)	(D)

4.6
Second Supplemental Indenture, dated as of March 22, 2010, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 9.125% Senior Secured Second-Priority Notes due 2018
(E)

4.7	Form of 9.125% Senior Secured Second-Priority Notes due 2018	(E)

4.8	Form of Guarantee relating to International Coal Group, Inc.’s 9.125% Senior Secured Second-Priority Notes due 2018 (included in Exhibit 4.7)	(E)

4.9
Indenture, dated June 23, 2006, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 10.25% Senior Notes due 2014
(F)

4.10
First Supplemental Indenture, dated December 3, 2009, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 10.25% Senior Notes due 2014
(G)

4.11
Second Supplemental Indenture, dated March 22, 2010, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 10.25% Senior Notes due 2014
(E)

10.1
Third Amended and Restated Credit Agreement, dated February 22, 2010, among ICG, LLC, as borrower, International Coal Group, Inc. and certain subsidiaries of International Coal Group, Inc. as credit parties, the lenders party thereto, General Electric Capital Corporation, as administrative agent and as a collateral agent, UBS AG, Stamford Branch, as a collateral agent and PNC Bank, National Association, as documentation agent
(H)

10.2
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of May 6, 2010, among ICG, LLC, as borrower, International Coal Group, Inc. and certain subsidiaries of International Coal Group, Inc. as credit parties, the lenders party thereto, General Electric Capital Corporation, as administrative agent and as a collateral agent, UBS AG, Stamford Branch, as a collateral agent and PNC Bank, National Association, as documentation agent
(J)

10.3
Amended and Restated Security Agreement, dated February 22, 2010, among ICG, LLC and the guarantors party thereto, as pledgors, and General Electric Capital Corporation and UBS AG, Stamford Branch, each in their capacity as a collateral agent
(H)

10.4	Security Agreement, dated as of March 22, 2010, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.	(E)

10.5
Intercreditor Agreement, dated as of March 22, 2010, among International Coal Group, Inc., The Bank of New York Mellon Trust Company, N.A., General Electric Capital Corporation and UBS AG, Stamford Branch
(E)

10.6	International Coal Group, Inc. Amended Executive Severance Plan	(J)

10.7	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Plan	(I)

10.8	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Non-Qualified Stock Option Agreement	(J)

10.9	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Incentive Stock Option Agreement	(J)

10.10	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Restricted Share Agreement	(J)

10.11	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Non-Employee Director Restricted Share Unit Agreement	(J)

31.1	Certification of the Principal Executive Officer	(J)

31.2	Certification of the Principal Financial Officer	(J)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(J)

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

(D)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on March 16, 2010, and incorporated herein by reference.
(E)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on March 23, 2010, and incorporated herein by reference.
(F)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on June 26, 2006 and incorporated herein by reference.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K, filed on January 29, 2010 and incorporated herein by reference.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K/A, filed on March 8, 2010, and incorporated herein by reference.
(I)	Previously filed as Annex A to International Coal Group, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 1-32679) filed on April 15, 2009.
(J)	Filed herewith.

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

Date: May 6, 2010