Form 10-Q
period 2010-06-30
International Coal Group, Inc.
filed 2010-08-06
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2010—203,766,832.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,310	$92,641
Accounts receivable, net of allowances of $143 and $222	92,259	80,291
Inventories, net	73,341	82,037
Deferred income taxes	15,548	15,906
Prepaid insurance	6,155	6,351
Income taxes receivable	13	1,423
Prepaid expenses and other	9,662	9,960
Total current assets	402,288	288,609

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,022,984	1,038,200
DEBT ISSUANCE COSTS, net	13,371	7,634
ADVANCE ROYALTIES, net	17,046	18,025
OTHER NON-CURRENT ASSETS	8,842	15,492
Total assets	$1,464,531	$1,367,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,533	$63,582
Short-term debt	2,334	2,166
Current portion of long-term debt and capital lease	24,947	17,794
Current portion of reclamation and mine closure costs	9,376	9,390
Current portion of employee benefits	4,043	3,973
Accrued expenses and other	69,455	74,803
Total current liabilities	168,688	171,708

LONG-TERM DEBT AND CAPITAL LEASE	337,969	366,515
RECLAMATION AND MINE CLOSURE COSTS	66,651	65,601
EMPLOYEE BENEFITS	76,330	63,767
DEFERRED INCOME TAXES	56,382	57,399
BELOW-MARKET COAL SUPPLY AGREEMENTS	28,398	29,939
OTHER NON-CURRENT LIABILITIES	3,158	3,797
Total liabilities	737,576	758,726

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 203,808,577 and 203,762,385 shares issued and outstanding, respectively, as of June 30, 2010 and 172,820,047 and 172,812,726 shares issued and outstanding, respectively, as of December 31, 2009	2,038	1,728
Treasury stock	(216)	(14)
Additional paid-in capital	857,925	732,124
Accumulated other comprehensive income (loss)	(2,770)	1,048
Retained deficit	(130,083)	(125,713)
Total International Coal Group, Inc. stockholders’ equity	726,894	609,173
Noncontrolling interest	61	61
Total stockholders’ equity	726,955	609,234
Total liabilities and stockholders’ equity	$1,464,531	$1,367,960

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES:
Coal sales revenues	$270,714	$254,677	$541,204	$528,493
Freight and handling revenues	9,006	6,041	18,383	14,675
Other revenues	20,720	17,079	29,447	39,595
Total revenues	300,440	277,797	589,034	582,763
COSTS AND EXPENSES:
Cost of coal sales	211,927	207,324	431,992	439,289
Freight and handling costs	9,006	6,041	18,383	14,675
Cost of other revenues	26,400	6,630	33,581	15,966
Depreciation, depletion and amortization	26,135	26,035	52,532	52,298
Selling, general and administrative	8,335	8,670	16,920	19,281
Gain on sale of assets, net	(34)	(3,108)	(3,515)	(3,186)
Total costs and expenses	281,769	251,592	549,893	538,323
Income from operations	18,671	26,205	39,141	44,440
INTEREST AND OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(6,098)	—	(28,085)	—
Interest expense, net	(10,015)	(13,214)	(23,315)	(26,232)
Total interest and other income (expense)	(16,113)	(13,214)	(51,400)	(26,232)
Income (loss) before income taxes	2,558	12,991	(12,259)	18,208
INCOME TAX (EXPENSE) BENEFIT	1,924	(2,613)	7,889	(4,108)
Net income (loss)	4,482	10,378	(4,370)	14,100
Net (income) loss attributable to noncontrolling interest	—	4	—	(25)
Net income (loss) attributable to International Coal Group, Inc.	$4,482	$10,382	$(4,370)	$14,075

Earnings per share:
Basic	$0.02	$0.07	$(0.02)	$0.09
Diluted	$0.02	$0.07	$(0.02)	$0.09
Weighted-average common shares outstanding:
Basic	202,484,814	152,832,797	191,992,083	152,803,420
Diluted	203,932,265	154,672,255	191,992,083	153,983,725

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,370)	$14,100
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	52,532	52,298
Loss on extinguishment of debt	28,085	—
Amortization and write-off of deferred finance costs and debt discount	4,753	3,378
Amortization of accumulated employee benefit obligations	206	(52)
Compensation expense on share based awards	1,756	2,233
Gain on sale of assets, net	(3,515)	(3,186)
Provision for bad debt	(79)	(110)
Deferred income taxes	(11,051)	3,632
Changes in Assets and Liabilities:
Accounts receivable	(11,889)	(9,308)
Inventories	8,676	(22,812)
Prepaid expenses and other	1,904	16,663
Other non-current assets	(1,235)	(630)
Accounts payable	3,278	(10,784)
Accrued expenses and other	(5,228)	(5,058)
Reclamation and mine closure costs	191	176
Other liabilities	5,672	(1,438)
Net cash from operating activities	69,686	39,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,785	3,066
Additions to property, plant, equipment and mine development	(41,190)	(35,750)
Withdrawals (deposits) of restricted cash	8,792	(163)
Net cash from investing activities	(28,613)	(32,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	2,388	—
Repayments on short-term debt	(2,220)	(3,578)
Borrowings on long-term debt	—	9,086
Repayments on long-term debt and capital lease	(9,435)	(8,755)
Proceeds from convertible notes offering	115,000	—
Proceeds from senior notes offering	198,596	—
Proceeds from common stock offering	102,453	—
Repurchases of senior notes	(182,777)	—
Repurchases of convertible notes	(137,342)	—
Purchases of treasury stock	(202)	(14)
Proceeds from stock options exercised	10	—
Debt issuance costs	(14,875)	(609)
Net cash from financing activities	71,596	(3,870)
NET CHANGE IN CASH AND CASH EQUIVALENTS	112,669	2,385
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,641	63,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,310	$66,315

Supplemental information:
Cash paid for interest (net of amount capitalized)	$25,221	$22,402
Cash received for income taxes	$531	$7,588

Supplemental disclosure of non-cash items:
Issuance of common stock in exchange for convertible notes	$25,712	$—
Purchases of property, plant, equipment and mine development through accounts payable	$9,089	$3,794
Purchases of property, plant, equipment and mine development through financing arrangements	$5,447	$6,900

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
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

The accompanying interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2009 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

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

Consolidation—In June 2009, the FASB issued updates to ASC Topic 810, Consolidation (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the first fiscal year beginning after November 15, 2009. Adoption of ASC 810 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Cost of Other Revenues—Cost of other revenues includes costs of contract mining, coalbed methane activities, ash disposal services, equipment and parts sales, equipment rebuild and maintenance services, royalties and coal handling and processing income, as well as costs incurred associated with other non-coal producing transactions. For the three and six months ended June 30, 2010, cost of other revenues includes $10,000 related to a payment made in the second quarter of 2010 for the early termination of a coal supply agreement.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
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

   The Company used $136,394 of the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance a cash tender offer to repurchase $114,489 aggregate principal amount of its 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”). The repurchases closed on April 6, 2010. The Company used $187,561 of the net proceeds from the 2018 Senior Notes offering to finance a cash tender offer and consent solicitation to repurchase $175,000 aggregate principal amount of its 10.25% Senior Notes due 2014 (the “2014 Senior Notes”), $169,074 of which closed on March 22, 2010, $50 of which closed on April 5, 2010 and $5,876 of which closed on July 15, 2010. The Company recorded losses of $6,098 and $28,085 related to the debt repurchases during the three and six months, respectively, ended June 30, 2010. The remaining proceeds will be used for general corporate purposes.

   Additionally, the Company secured a new four-year $125,000 asset-based loan facility (the “ABL Loan Facility”) to replace its prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility provides the potential for $25,000 in additional borrowing capacity, contains minimal financial covenants and matures in February 2014. The ABL Loan Facility is expected to be used primarily for issuing letters of credit that collateralize the Company’s reclamation bonds.

(4) Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Coal	$41,176	$49,120
Parts and supplies	34,553	35,065
Reserve for obsolescence–parts and supplies	(2,388)	(2,148)
Inventories, net	$73,341	$82,037

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

(5) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	June 30, 2010	December 31, 2009
Plant and equipment	$629,673	$620,451
Coal lands and mineral rights	586,842	586,706
Mine development	208,598	195,756
Land and land improvements	26,420	26,351
Coalbed methane well development costs	14,697	14,889
	1,466,230	1,444,153
Less accumulated depreciation, depletion and amortization	(443,246)	(405,953)
Property, plant, equipment and mine development, net	$1,022,984	$1,038,200

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended June 30, 2010 and 2009 was $26,752 and $28,422, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the six months ended June 30, 2010 and 2009 was $54,002 and $57,433, respectively.

(6) Debt

Long-Term Debt and Capital Lease

   Long-term debt and capital lease consisted of the following:

	June 30, 2010	December 31, 2009
9.125% Senior Notes, due 2018, net of debt discount of $1,370	$198,630	$—
4.00% Convertible Senior Notes, due 2017, net of debt discount of $33,685	81,315	—
9.00% Convertible Senior Notes, due 2012, net of debt discount of $1,216 and $9,480, respectively	23,796	152,022
10.25% Senior Notes, due 2014	5,876	175,000
Equipment notes	51,411	54,417
Capital lease and other	1,888	2,870
Total	362,916	384,309
Less current portion	(24,947)	(17,794)
Long-term debt and capital lease	$337,969	$366,515

   4.00% Convertible senior notes due 2017—On March 16, 2010, the Company completed a public offering of $115,000 aggregate principal amount of its 2017 Convertible Notes. Net proceeds from the offering were $111,550, after deducting underwriting fees of $3,450. The 2017 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed jointly and severally on a senior unsecured basis by all of the Company’s material future and current domestic subsidiaries or that guarantee the ABL Loan Facility on a senior basis. The 2017 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2010. The Company assesses the convertibility of the 2017 Convertible Notes on an ongoing basis. The 2017 Convertible Notes were not convertible as of June 30, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

   The 2017 Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $5.81 per share (approximating 172.0874 shares per one thousand dollar principal amount of the 2017 Convertible Notes). Holders may convert their notes at their option prior to January 1, 2017 only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending June 30, 2010 (and only during that quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of such notes in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period, or the note measurement period, in which the trading price per note for each trading day of that note measurement period was equal to or less than 97% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; and (iii) upon the occurrence of specified corporate transactions. In addition, the notes will be convertible irrespective of the foregoing circumstances from, and including, January 1, 2017 to, and including, the business day immediately preceding April 1, 2017. Upon conversion, the Company will have the right to deliver cash, shares of its common stock or a combination thereof, at the Company’s election. At any time on or prior to the 23rd business day immediately preceding the maturity date, the Company may irrevocably elect to deliver solely shares of its common stock in respect of the Company’s conversion obligation or pay cash up to the aggregate principal amount of the notes to be converted and deliver shares of its common stock, cash or a combination thereof in respect of the remainder, if any, of the conversion obligation. It is the Company’s current intention to settle the principal amount of any notes converted in cash. The conversion rate, and thus the conversion price, will be subject to adjustment. A holder that surrenders notes for conversion in connection with a “make-whole fundamental change” that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. In the event the 2017 Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of the 2017 Convertible Notes as a current liability. For a discussion of the effects of the 2017 Convertible Notes on earnings per share, see Note 10.

As of June 30, 2010, the equity component of the 2017 Convertible Notes was $20,786 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $879 and $1,026 for the three and six months ended June 30, 2010, respectively. Interest expense on the principal amount of the 2017 Convertible Notes was $1,150 and $1,342 for the three and six months ended June 30, 2010, respectively. The Company has determined its non-convertible borrowing rate would have been 10.1% at issuance.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

9.00% Convertible senior notes due 2012—In December 2009, the Company entered into a series of privately negotiated agreements in order to induce conversions of its outstanding 2012 Convertible Notes. In connection with such agreements, the Company issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its 2012 Convertible Notes during December 2009. One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder exchanged $22,000 aggregate principal amount of 2012 Convertible Notes for 6,198,668 shares of the Company’s common stock. Additionally, the Company used the net proceeds from its Common Stock and 2017 Convertible Notes offerings (see Note 3) to finance the repurchase of $114,489 aggregate principal amount of 2012 Convertible Notes. The repurchases closed on April 6, 2010.

The 2012 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The 2012 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the 2012 Convertible Notes on an ongoing basis. The 2012 Convertible Notes were not convertible as of June 30, 2010.

The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The 2012 Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the 2012 Convertible Notes). The 2012 Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the 2012 Convertible Notes indenture, the Company may be required to repurchase the 2012 Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In the event the 2012 Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of the 2012 Convertible Notes as a current liability. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make-whole” premium) by increasing the conversion rate with respect to such notes. For a discussion of the effects of the 2012 Convertible Notes on earnings per share, see Note 10.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

As of June 30, 2010 and December 31, 2009, the equity component of the 2012 Convertible Notes was $1,503 and $9,702, respectively, and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $159 and $1,020 for the three months ended June 30, 2010 and 2009, respectively, and $864 and $2,022 for the six months ended June 30, 2010 and 2009, respectively. Interest expense on the principal amount of the 2012 Convertible Notes was $706 and $5,063 for the three months ended June 30, 2010 and 2009, respectively, and $3,906 and $10,126 for the six months ended June 30, 2010 and 2009, respectively. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance.

   9.125% Senior notes due 2018—On March 22, 2010, the Company completed a public offering of $200,000 aggregate principal amount of its 2018 Senior Notes, with net proceeds of $193,596 to the Company after deducting discounts and underwriting fees of $6,404. Interest on the 2018 Senior Notes is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2010. The obligations under the 2018 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company’s wholly-owned domestic subsidiaries other than subsidiaries that are designated as unrestricted subsidiaries. The 2018 Senior Notes and the guarantees are secured by a second-priority lien on, and security interest in, substantially all of the Company’s and the guarantors’ assets, junior to first-priority liens that secure the Company’s ABL Loan Facility and certain other permitted liens under the indenture that governs the notes. Prior to April 1, 2014, the Company may redeem all or a part of the 2018 Senior Notes at a price equal to 100% of the principal amount plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. The Company may redeem the 2018 Senior Notes, in whole or in part, beginning on April 1, 2014. The initial redemption price will be 104.563% of their aggregate principal amount, plus accrued and unpaid interest. The redemption price declines to 102.281% and 100.000% of their aggregate principal amount, plus accrued and unpaid interest, on April 1, 2015 and April 1, 2016 and thereafter, respectively. In addition, at any time and from time to time prior to April 1, 2013, the Company may redeem up to 35% of the 2018 Senior Notes at a redemption price equal to 109.125% of its principal amount plus accrued and unpaid interest using proceeds from sales of certain kinds of the Company’s capital stock. Upon the occurrence of a change of control or the sale of the Company’s assets, it may be required to repurchase some or all of the notes.

The indenture governing the 2018 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem its capital stock, make certain investments, sell assets and incur liens. As of June 30, 2010, the Company was in compliance with its covenants under the indenture.

10.25% Senior notes due 2014—Interest on the 2014 Senior Notes is payable semi-annually in arrears on July 15th and January 15th of each year. The 2014 Senior Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that are material or that guarantee the Company’s ABL Loan Facility. The 2014 Senior Notes and the guarantees rank equally with all of the Company’s and the guarantors’ existing and future senior unsecured indebtedness, but are effectively subordinated to all of the Company’s and the guarantors existing and future senior secured indebtedness to the extent of the value of the assets securing that indebtedness and to all liabilities of the Company’s subsidiaries that are not guarantors. The Company used the net proceeds from its 2017 Senior Notes offering (see Note 3) to finance the repurchase of $175,000 aggregate principal amount of its 2014 Senior Notes, $169,074 of which closed on March 22, 2010, $50 of which closed on April 5, 2010 and $5,876 of which closed on July 15, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

The indenture governing the 2014 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem the Company’s capital stock, make certain investments, sell assets and incur liens. As of June 30, 2010, the Company was in compliance with its covenants under the indenture.

Asset-based loan facility—On February 22, 2010, the Company entered into an ABL Loan Facility which replaced its prior senior secured credit facility. The ABL Loan Facility is a $125,000 senior secured facility with a four-year term, all of which is available for loans or the issuance of letters of credit. Subject to certain conditions, at any time prior to maturity, the Company will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200,000. Availability under the ABL Loan Facility is determined using a borrowing base calculation. The ABL Loan Facility is guaranteed by all of the Company’s current and future wholly-owned subsidiaries and secured by a first priority security interest on all of the Company’s and each of the Company’s guarantors’ existing and after-acquired real and personal property, including all outstanding equity interests of the Company’s wholly-owned subsidiaries. The ABL Loan Facility has a maturity date of February 22, 2014. The ABL Loan Facility has an early acceleration provision if more than $20,000 aggregate principal amount of 2012 Convertible Notes remains outstanding as of January 31, 2012. Accordingly, the Company intends to repurchase an additional amount of the 2012 Convertible Notes so that no more than $20,000 remains outstanding as of that date.  As of June 30, 2010, the Company had a borrowing capacity of $118,660 under the ABL Loan Facility with no borrowings outstanding, letters of credit totaling $85,401 outstanding and $33,259 available for future borrowing, and was in compliance with its financial covenants under the ABL Loan Facility. The ABL Loan Facility was amended on May 6, 2010 for minor technical corrections.

Equipment notes—The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of June 30, 2010, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.38%. Additional funds are available under the Company’s revolving equipment credit facility for terms from 36 to 60 months at interest rates ranging from 5.75% to 6.25% at June 30, 2010.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%.

Short-Term Debt

The Company finances the majority of its annual insurance premiums with the related obligation included in short-term debt. The weighted-average interest rate applicable to the notes was 2.03% at June 30, 2010. As of June 30, 2010 and December 31, 2009, the Company had $2,334 and $2,166, respectively, outstanding related to insurance financing.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

(7) Income Taxes

   The effective income tax rates applied to the three and six months ended June 30, 2010 and 2009 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate applied to the three months ended June 30, 2010 decreased to 13% from an effective income tax rate of 18% applied to the three months ended June 30, 2009, primarily resulting from the effect of an increase in forecasted income tax deductions for depletion of mineral rights. The effective income tax rate applied to the six months ended June 30, 2010 decreased to 9% from an effective income tax rate of 20% applied to the six months ended June 30, 2009, primarily resulting from the effect of an increase in forecasted income tax deductions for depletion of mineral rights.

Discrete items that impacted only the current periods were excluded from the estimated annual effective tax rate applied to the three and six months ended June 30, 2010. For the three months ended June 30, 2010, discrete items of $3,030 were comprised of a tax benefit of $3,257 for the loss on the repurchase of 2012 Convertible Notes and tax expense of $227 for other miscellaneous discrete items. For the six months ended June 30, 2010, discrete items of $9,298 were comprised of tax benefits of $6,288 for the loss on the repurchases of 2014 Senior Notes and $3,895 for the loss on repurchases and exchanges of 2012 Convertible Notes, as well as tax expense of $829 related to the Health Care Reform and Education Reconciliations Act taxation of Medicare Part D and $56 for other miscellaneous discrete items. There were no significant discrete items excluded from the estimated annual effective rates for the three and six months ended June 30, 2009.

 (8) Employee Benefits

Postretirement Benefits

Employees of the Company who complete ten years of service, and certain employees who have completed eight years of service with the former Horizon Natural Resources Company and complete two years with the Company, will be eligible to receive postretirement healthcare benefits. Eligible retired employees must pay two hundred and fifty dollars per month per family. The Company accrues postretirement benefit expense based on actuarially determined amounts. The amount of postretirement benefit cost accrued is impacted by various assumptions (discount rate, healthcare cost increases, etc.) that the Company uses in determining its postretirement obligations.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. The Health Care Reform Act is a comprehensive health care reform bill that includes a provision to remove lifetime caps on medical plans. The Company’s retiree medical plan has such a cap and, as a result of the Health Care Reform Act, it remeasured its postretirement benefit obligation resulting in an additional liability of $6,323. The prior service cost associated with the plan change will be amortized over the average remaining working life of the related employees. The Company incurred additional expense of $422 during the three months ended June 30, 2010 related to the remeasurement.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

The Company assumed discount rates of 6.25% and 5.75% to determine the postretirement benefit liability as of June 30, 2010 and December 31, 2009, respectively, and 5.75% for the three months ended March 31, 2010, 6.25% for the three months ended June 30, 2010 and 6.25% for the six months ended June 30, 2009 to determine the net periodic benefit costs.

Postretirement benefit information for the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009
Changes in Benefit Obligations:
Accumulated benefit obligations at beginning of period	$30,048	$27,974
Plan change–prior service cost	13,009	—
Service cost	1,753	1,668
Interest cost	973	874
Actuarial gain	(6,686)	—
Benefits paid	(36)	(7)
Accumulated benefit obligation at end of period	39,061	30,509
Fair value of plan assets at end of period	—	—
Net liability recognized	$39,061	$30,509

The changes in the actuarial loss (gain) and prior service cost for the three and six months ended June 30, 2010 and 2009, that are included in accumulated other comprehensive income (loss), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$5,246	$8,475	$5,274	$8,548
Plan change–prior service cost	13,009	—	13,009	—
Actuarial gain	(6,686)	—	(6,686)	—
Amortization of actuarial loss and prior service cost	(250)	(71)	(278)	(144)
Balance at end of period	$11,319	$8,404	$11,319	$8,404

The Company expects to recognize $500 of the net actuarial loss and prior service cost as a component of the net periodic benefit cost during the remainder of 2010. Components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$922	$834	$1,753	$1,668
Interest cost	541	438	973	874
Amortization of actuarial loss and prior service cost	250	71	278	144
Benefit cost	$1,713	$1,343	$3,004	$2,686

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

For measurement purposes at June 30, 2010, an 8.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed, gradually decreasing to 4.7% in 2061 and remaining level thereafter.

 The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used. As of June 30, 2010, a one-percentage-point increase in assumed healthcare cost trend rates would increase total service and interest cost components and the postretirement benefit obligation by $1,254 and $7,007, respectively. Conversely, a one-percentage-point decrease would reduce total service and interest cost components and the postretirement benefit obligation by $962 and $5,748, respectively.

Estimated future benefit payments for the years indicated ending after June 30, 2010 are as follows:

2010 (remainder of year)	$250
2011	825
2012	1,279
2013	1,694
2014	1,989
2015 – 2019	15,619
Total	$21,656

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of June 30, 2010, the Company determined the effects of the Medicare Act resulted in a $14,789 reduction of its postretirement benefit obligation. The Medicare Act is expected to result in a $2,647 reduction of the Company’s postretirement benefit cost for the year ended December 31, 2010. The effect on the Company’s postretirement benefit cost components includes reductions of $1,145, $741 and $761 to the service cost, interest cost and amortization of accumulated postretirement benefit obligation, respectively. Provisions of the PPACA, among other things, repeal the current rule permitting a tax deduction for the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.

Under the Health Care Reform Act, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company’s financial statements, this change required it to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Reform Act was enacted. As a result, the Company recorded a one-time, non-cash income tax charge of $829 during the six months ended June 30, 2010 to reflect the impact of this change.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$611	$693	$1,222	$1,386
Interest cost	389	395	778	789
Amortization of actuarial loss	(35)	(98)	(70)	(196)
Benefit cost	$965	$990	$1,930	$1,979

The plan is unfunded; therefore, no contributions were made by the Company for the three and six months ended June 30, 2010 and 2009.

The Health Care Reform Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. The Company does not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on its June 30, 2010 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on the Company’s financial position, results of operations or cash flows.

(9) Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to International Coal Group, Inc.	$4,482	$10,382	$(4,370)	$14,075
Postretirement benefit obligation adjustments, net of tax of $2,397 for the six months ended June 30, 2010	(3,926)	—	(3,926)	—
Amortization of postretirement benefit obligation, net of tax of $105 and $29 for the three months ended June 30, 2010 and 2009, respectively, and $126 and $58 for the six months ended June 30, 2010 and 2009, respectively	145	42	152	86
Amortization of black lung obligation, net of tax of $13 and $37 for the three months ended June 30, 2010 and 2009, respectively, and $26 and $74 for the six months ended June 30, 2010 and 2009, respectively	(22)	(61)	(44)	(122)
Comprehensive income (loss)	$679	$10,363	$(8,188)	$14,039

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to International Coal Group, Inc.	$4,482	$10,382	$(4,370)	$14,075

Weighted-average common shares outstanding—basic	202,484,814	152,832,797	191,992,083	152,803,420
Incremental shares arising from:
Stock options	816,567	253,801	—	268
Restricted shares	424,391	1,392,231	—	1,122,381
Restricted stock units	206,493	193,426	—	57,656
Weighted-average common shares outstanding—diluted	203,932,265	154,672,255	191,992,083	153,983,725

Earnings Per Share:
Basic	$0.02	$0.07	$(0.02)	$0.09
Diluted	$0.02	$0.07	$(0.02)	$0.09

Options to purchase 2,702,232 shares of common stock outstanding have been excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 because their effect would have been anti-dilutive. Options to purchase 5,828,951 shares of common stock, 1,126,471 shares of restricted common stock and 315,420 restricted stock units outstanding at June 30, 2010 have been excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 because their effect would have been anti-dilutive. Options to purchase 2,777,822 and 2,797,022 shares of common stock outstanding at June 30, 2009 have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, because their effect would have been anti-dilutive.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

The Company currently intends to settle the principal amount of the 2017 Convertible Notes in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2017 Convertible Notes was below the initial conversion price of $5.81 per share. Accordingly, there were no potentially dilutive shares related to the 2017 Convertible Notes at June 30, 2010. The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2012 Convertible Notes was below the initial conversion price of $6.10 per share. Accordingly, there were no potentially dilutive shares related to the 2012 Convertible Notes at June 30, 2010 and 2009.

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

Long-term Debt—The fair value of the convertible notes and senior notes were based upon their respective values in active markets or the Company’s best estimate using market information. The fair value of the aggregate principal amounts outstanding as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
4.00% Convertible Senior Notes, due 2017	$115,000	$103,638	$—	$—
9.125% Senior Notes, due 2018	200,000	200,000	—	—
9.00% Convertible Senior Notes, due 2012	25,013	28,265	161,502	177,458
10.25% Senior Notes, due 2014	5,876	6,111	175,000	168,219

The carrying value of the Company’s capital lease obligation and other debt approximate fair value at June 30, 2010 and December 31, 2009.

(12) Commitments and Contingencies

Guarantees and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The Company had outstanding surety bonds with third parties totaling $119,861 and $116,962 as of June 30, 2010 and December 31, 2009, respectively, to secure reclamation and other performance commitments. As of June 30, 2010, the Company had bank letters of credit outstanding of $85,401 under the ABL Loan Facility. As of December 31, 2009, the Company had bank letters of credit outstanding of $73,551 under a revolving credit facility.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
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

   Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continues to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to the Company, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. The Company answered the second amended complaint on October 13, 2009, denying all of the new claims. The Company’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny’s claims against International Coal Group, Inc. were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge remain pending. The court has set a trial date of January 24, 2011 for trial of this matter.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
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

   On July 3, 2007, Taylor Environmental Advocacy Membership, Inc. (“T.E.A.M.”) filed a petition to appeal the issuance of ICG Tygart Valley, LLC’s (“Tygart Valley”) Surface Mine Permit U-2004-06 against the West Virginia Department of Environmental Protection (the “WVDEP”) in an action before the West Virginia Surface Mine Board (the “Board”). On December 10, 2007, the Board remanded the permit to the WVDEP for revision to certain provisions related to pre-mining water monitoring and cumulative hydrologic impacts. The WVDEP issued a modification on April 1, 2008 addressing those issues. T.E.A.M. filed an appeal of the WVDEP’s approval of the permit modification on April 30, 2008. On October 7, 2008, the Board issued an order remanding the permit to the WVDEP requiring Tygart Valley to address a technical issue related to projected post-mining water quality. Tygart Valley prepared and submitted a permit modification to alleviate the Board’s concerns. The revision was approved by the WVDEP on May 27, 2009, reinstating the Tygart Valley permit. As expected, T.E.A.M. appealed the reinstatement. On March 10, 2010, the Board issued a Notice of Decision which affirmed and modified WVDEP’s decision to issue the permit to Tygart Valley. The Board issued its Final Order on June 9, 2010, affirming its decision in favor of Tygart Valley. T.E.A.M. did not appeal the Board’s decision and the matter is now concluded. Tygart Valley resumed construction activities in June 2010.

On June 11, 2010, the WVDEP filed suit against ICG Eastern, LLC (“ICG Eastern”) alleging violations of the West Virginia Water Pollution Control/National Pollutant Discharge Elimination System (“WVNPDES”) and Surface Mine Permits for ICG Eastern’s Birch River surface mine. The WVDEP alleges that ICG Eastern has failed to fully comply with the effluent limits for aluminum, manganese, pH, iron and selenium contained in its WVNPDES permit. The complaint further alleges that violations of the WVNPDES permit effluent limits have caused violations of water quality standards for the same parameters in the streams receiving the discharges from this mine. The WVDEP also alleges that violations of the effluent limits in the WVNPDES permits are also violations of the regulations governing surface mining in West Virginia. The WVDEP’s complaint seeks the imposition of civil penalties and relief that, if granted, may impose new or more stringent treatment requirements for ICG Eastern’s outlets. ICG Eastern has filed an answer and raised affirmative defenses to the WVDEP’s complaint. The Company intends to vigorously defend this matter.

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
June 30, 2010
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

(14) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia, eastern Kentucky and western Virginia and include eight mining complexes. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four mining complexes. The Company’s Illinois Basin operations include one mining complex. The Company also has an Ancillary category, which includes the Company’s brokered coal functions, corporate overhead, equipment and parts sales, contract highwall mining services and land activities.

Reportable segment results from continuing operations for the three and six months ended June 30, 2010 and 2009 and segment assets as of June 30, 2010 and 2009 were as follows:

Three months ended June 30, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$172,605	$77,439	$23,227	$27,169	$300,440
Adjusted EBITDA	37,287	7,108	5,253	(4,842)	44,806
Depreciation, depletion and amortization	17,873	5,437	1,520	1,305	26,135
Capital expenditures	7,594	7,714	6,056	411	21,775
Total assets	706,532	192,493	57,130	508,376	1,464,531

Three months ended June 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$187,589	$52,279	$19,465	$18,464	$227,797
Adjusted EBITDA	47,166	5,301	3,762	(3,989)	52,240
Depreciation, depletion and amortization	17,250	5,246	1,953	1,586	26,035
Capital expenditures	4,724	5,991	4,032	1,138	15,885
Total assets	743,917	180,111	46,838	373,397	1,344,263

Revenue in the Ancillary category consists primarily of $14,632 and $606 relating to the Company’s equipment and parts sales, $9,736 and $12,720 relating to brokered coal sales and $1,758 and $4,018 relating to contract highwall mining activities for the three months ended June 30, 2010 and 2009, respectively. Capital expenditures include non-cash amounts of $11,998 and $10,693 for the three months ended June 30, 2010 and 2009, respectively. Capital expenditures do not include $10,817 and $11,744 paid during the three months ended June 30, 2010 and 2009, respectively, related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

Six months ended June 30, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$357,370	$142,806	$49,319	$39,539	$589,034
Adjusted EBITDA	76,723	15,054	10,000	(10,104)	91,673
Depreciation, depletion and amortization	35,425	10,706	4,068	2,333	52,532
Capital expenditures	17,132	11,224	9,456	537	38,349
Total assets	706,532	192,493	57,130	508,376	1,464,531

Six months ended June 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$377,151	$118,446	$40,471	$46,695	$582,763
Adjusted EBITDA	76,599	15,453	6,633	(1,947)	96,738
Depreciation, depletion and amortization	34,840	10,821	3,663	2,974	52,298
Capital expenditures	13,924	11,182	5,288	3,108	33,502
Total assets	743,917	180,111	46,838	373,397	1,344,263

Revenue in the Ancillary category consists primarily of $17,360 and $23,440 relating to the Company’s brokered coal sales, $14,880 and $1,578 relating to equipment and parts sales and $5,257 and $10,858 relating to contract highwall mining activities for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures include non-cash amounts of $14,536 and $10,693 for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures do not include $17,416 and $12,942 paid during the six months ended June 30, 2010 and 2009, respectively, related to capital expenditures accrued in prior periods.

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income or loss attributable to International Coal Group, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to International Coal Group, Inc.	$4,482	$10,382	$(4,370)	$14,075
Depreciation, depletion and amortization	26,135	26,035	52,532	52,298
Interest expense, net	10,015	13,214	23,315	26,232
Income tax expense (benefit)	(1,924)	2,613	(7,889)	4,108
Loss on extinguishment of debt	6,098	—	28,085	—
Noncontrolling interest	—	(4)	—	25
Adjusted EBITDA	$44,806	$52,240	$91,673	$96,738

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
(Dollars in thousands, except per share amounts)

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

RESULTS OF CONTINUING OPERATIONS

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended June 30, 2010 and 2009 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$270,714	$254,677	$16,037	6%
Freight and handling revenues	9,006	6,041	2,965	49%
Other revenues	20,720	17,079	3,641	21%
Total revenues	$300,440	$277,797	$22,643	8%

Tons sold	4,115	4,180	(65)	(2)%
Coal sales revenue per ton	$65.79	$60.92	$4.87	8%

The following table depicts coal sales revenues by reportable segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$169,316	$175,571	$(6,255)	(4)%
Northern Appalachian	69,823	48,685	21,138	43%
Illinois Basin	21,840	17,701	4,139	23%
Ancillary	9,735	12,720	(2,985)	(23)%
Total coal sales revenues	$270,714	$254,677	$16,037	6%

The following table depicts tons sold by reportable segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,319	2,480	(161)	(6)%
Northern Appalachian	1,049	947	102	11%
Illinois Basin	586	546	40	7%
Ancillary	161	207	(46)	(22)%
Total tons sold	4,115	4,180	(65)	(2)%

   Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in sales realization of $4.87 per ton resulting from favorable pricing in the second quarter of 2010. Partially offsetting the increase in sales realization was a 2% decrease in tons sold.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended June 30, 2010 decreased over the same period in 2009, primarily due to a 6% decrease in tons sold, largely driven by the expiration or termination of certain coal supply agreements. Partially offsetting the decrease in tons sold was an increase in sales realization of $2.23 per ton, which was driven by higher average contract prices of our coal.

Northern Appalachian. For the three months ended June 30, 2010, our Northern Appalachian coal sales revenues increased compared to the three months ended June 30, 2009 as a result of increased sales realization of $15.20 per ton, as well as an 11% increase in tons sold. The increase in sales realization and tons sold is a result of increased participation in the spot market due to more favorable pricing of metallurgical coal.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended June 30, 2010 was primarily due to an increase in sales realization of $4.85 per ton, as well as a 7% increase in tons sold, primarily on long-term thermal coal supply contracts.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended June 30, 2010, our Ancillary coal sales revenues decreased 23%, primarily due to a 22% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was further impacted by decreased realization of $1.23 per ton sold during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in sales volumes on shipments with related freight and handling. Additionally, our subsidiary, ICG ADDCAR Systems, LLC (“ADDCAR”), sold a highwall mining machine during the three months ended June 30, 2010 with the related shipping costs included in freight and handling. There was no comparable sale during the three months ended June 30, 2009.

Other revenues—The increase in other revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to the sale of a highwall mining machine during the three months ended June 30, 2010. The increase in other revenues was partially offset by a decrease of $7.7 million of income on the termination of a below-market contract and incentive payments received related to rail transportation in the second quarter of 2009. Further impacting the decrease in other revenues was a decrease in contract mining revenues as compared to the three months ended June 30, 2009.

Costs and expenses

The following table depicts cost of operations for the three months ended June 30, 2010 and 2009 for the indicated categories:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$211,927	$207,324	$4,603	2%
Freight and handling costs	9,006	6,041	2,965	49%
Cost of other revenues	26,400	6,630	19,770	298%
Depreciation, depletion and amortization	26,135	26,035	100	* %
Selling, general and administrative expenses	8,335	8,670	(335)	(4)%
Gain on sale of assets	(34)	(3,108)	3,074	99%
Total costs and expenses	$281,769	$251,592	$30,177	12%

Cost of coal sales per ton	$51.51	$49.60	$1.91	4%

* not meaningful

The following table depicts cost of coal sales by reportable segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$133,274	$140,142	$(6,868)	(5)%
Northern Appalachian	54,199	44,745	9,454	21%
Illinois Basin	16,993	14,274	2,719	19%
Ancillary	7,461	8,163	(702)	(9)%
Cost of coal sales	$211,927	$207,324	$4,603	2%

Cost of coal sales—For the three months ended June 30, 2010, our cost of coal sales increased compared to the three months ended June 30, 2009, primarily as a result of a 4% increase in cost of coal sales per ton, partially offset by a 2% decrease in tons sold.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased primarily due to a 6% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales per ton from $56.52 per ton for the three months ended June 30, 2009 to $57.49 per ton for the three months ended June 30, 2010. The increase in cost of coal sales per ton is primarily due to increases in labor costs, roof control and ventilation costs and royalties, taxes and fees. Labor costs have increased primarily due to a change in our policy in the second quarter of 2009 related to when employees are credited with vacation time. Roof control and ventilation costs increased on a per ton basis as a result of more costly materials required by changes in roof control plans. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves, as well as increased severance tax obligations. Partially offsetting the increase in cost per ton was a decrease in fuel, lubricants and chemicals as a result of reduced diesel fuel consumption and prices as compared to the three months ending June 30, 2009, as well as a decrease due to fluctuations in the value of stockpile inventories.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to an increase in cost of coal sales per ton from $47.21 per ton for the three months ended June 30, 2009 to $51.67 per ton for the three months ended June 30, 2010, as well as an 11% increase in tons sold. The increase in cost per ton was primarily due to increases in labor costs and transportation costs. Labor costs increased on a per ton basis due to a change in our policy in the second quarter of 2009 related to when employees are credited with vacation time. Transportation costs increased on a per ton basis, primarily due to increased metallurgical coal sales which require additional trucking costs for processing and transfer to the loading facility. Further contributing to the increase in the cost per ton were increases in benefit costs, repairs and maintenance costs and operating supplies and site maintenance costs. Partially offsetting these increases was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the three months ending June 30, 2009, as well as a decrease due to fluctuations in the value of stockpile inventories.

Illinois Basin. For the three months ended June 30, 2010, cost of coal sales from our Illinois Basin segment increased due to an increase in cost per ton from $26.13 for the three months ended June 30, 2009 to $28.99 for the three months ended June 30, 2010 and a 7% increase in tons sold. Cost of coal sales per ton increased due to increases in roof control and ventilation costs, operating supplies and site maintenance costs, contract labor costs and repairs and maintenance costs. Roof control and ventilation costs per ton increased primarily as a result of purchasing more costly materials required for producing coal in aging areas of the mine. Further contributing to the increase in the cost per ton were increases in operating supplies and site maintenance costs, contract labor costs and repairs and maintenance costs as a result of adverse mining conditions and an additional mining section being added in June 2009. The additional section has not reached full production and additional resources are needed to allow for continued production concurrent with the addition of a new slope entrance. Partially offsetting these increases was a decrease in other cash costs.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the three months ended June 30, 2010 due to a 22% decrease in tons sold related to the expiration of certain brokered coal contracts, partially offset by a $6.73 increase in cost per ton.

Cost of other revenues—For the three months ended June 30, 2010, cost of other revenues increased primarily due to an increase in cost of goods sold related to the sale of a highwall mining machine during the three months ended June 30, 2010. Additionally, costs have increased due to a $10.0 million payment made in the second quarter of 2010 for the early termination of a coal supply agreement.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense remained relatively consistent compared to the same period in 2009.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended June 30, 2010 decreased primarily due to decreased legal and professional fees and taxes and licenses costs. Partially offsetting these decreases was an increase in labor and benefit costs as compared to the three months ended June 30, 2009.

Gain on sale of assets—Gain on sale of assets decreased for the three months ended June 30, 2010 due to a $2.9 million gain related to the sale of a loadout facility during the three months ended June 30, 2009 with no comparable sale during the three months ended June 30, 2010.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 31 of this Quarterly Report on Form 10-Q and in Note 14 to our condensed consolidated financial statements for the three months ended June 30, 2010.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$37,287	$47,166	$(9,879)	(21)%
Northern Appalachian	7,108	5,301	1,807	34%
Illinois Basin	5,253	3,762	1,491	40%
Ancillary	(4,842)	(3,989)	(853)	(21)%
Total Adjusted EBITDA	$44,806	$52,240	$(7,434)	(14)%

Central Appalachian. Adjusted EBITDA for the three months ended June 30, 2010 decreased compared to the three months ended June 30, 2009, primarily due to a decrease of approximately 161,000 tons sold, offset by an increase in sales realization of $2.23 per ton and a $0.97 increase in cost per ton, resulting in a $1.26 per ton increase in profit margins.

Northern Appalachian. The increase in Adjusted EBITDA was due to an increase in sales realization of $15.20 per ton offset by a $4.46 increase in cost per ton, resulting in increased profit margins of $10.74 per ton. Adjusted EBITDA also increased due to an increase of approximately 102,000 tons sold. Offsetting the increase in Adjusted EBITDA was a $10.0 million payment made in the second quarter of 2010 for the early termination of a coal supply agreement.

Illinois Basin. Adjusted EBITDA increased during the three months ended June 30, 2010 resulting from an increase in sales realization of $4.85 per ton and a $2.86 increase in cost per ton, resulting in a net increase in profit margins of $1.99 per ton, as well as an increase of approximately 40,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily due to a decrease in profit margins of $7.96 per ton and a decrease of approximately 46,000 tons sold related to the expiration of brokered coal contracts, as well as to decreased shipments on various remaining contracts. Offsetting these decreases from our Ancillary segment was an increase related to the sale of a highwall mining machine during the three months ended June 30, 2010.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$15,478	$23,257	$(7,779)	(33)%
Depreciation, depletion and amortization	17,873	17,250	623	4%
Interest expense, net	1,120	1,189	(69)	(6)%
Income tax expense	2,816	5,470	(2,654)	(49)%
Adjusted EBITDA	$37,287	$47,166	$(9,879)	(21)%

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$1,108	$106	$1,002	945%
Depreciation, depletion and amortization	5,437	5,246	191	4%
Interest expense, net	201	9	192	* %
Income tax (benefit) expense	362	(56)	418	* %
Noncontrolling interest	—	(4)	4	100%
Adjusted EBITDA	$7,108	$5,301	$1,807	34%

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$3,183	$1,422	$1,761	124%
Depreciation, depletion and amortization	1,520	1,953	(433)	(22)%
Interest expense, net	131	75	56	75%
Income tax expense	419	312	107	34%
Adjusted EBITDA	$5,253	$3,762	$1,491	40%

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(15,287)	$(14,403)	$(884)	(6)%
Depreciation, depletion and amortization	1,305	1,586	(281)	(18)%
Interest expense, net	8,563	11,941	(3,378)	(28)%
Income tax benefit	(5,521)	(3,113)	(2,408)	(77)%
Loss on extinguishment of debt	6,098	—	6,098	100%
Adjusted EBITDA	$(4,842)	$(3,989)	$(853)	(21)%

	Three months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$4,482	$10,382	$(5,900)	(57)%
Depreciation, depletion and amortization	26,135	26,035	100	* %
Interest expense, net	10,015	13,214	(3,199)	(24)%
Income tax expense (benefit)	(1,924)	2,613	(4,537)	* %
Loss on extinguishment of debt	6,098	—	6,098	100%
Noncontrolling interest	—	(4)	4	100%
Adjusted EBITDA	$44,806	$52,240	$(7,434)	(14)%

* not meaningful

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the six months ended June 30, 2010 and 2009 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$541,204	$528,493	$12,711	2%
Freight and handling revenues	18,383	14,675	3,708	25%
Other revenues	29,447	39,595	(10,148)	(26)%
Total revenues	$589,034	$582,763	$6,271	1%

Tons sold	8,438	8,860	(422)	(5)%
Coal sales revenue per ton	$64.14	$59.65	$4.49	8%

The following table depicts coal sales revenues by reportable segment for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$348,280	$359,693	$(11,413)	(3)%
Northern Appalachian	130,188	108,936	21,252	20%
Illinois Basin	45,376	36,424	8,952	25%
Ancillary	17,360	23,440	(6,080)	(26)%
Total coal sales revenues	$541,204	$528,493	$12,711	2%

The following table depicts tons sold by reportable segment for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	Tons	%
	(in thousands, except percentages)
Central Appalachian	4,792	5,249	(457)	(9)%
Northern Appalachian	2,118	2,055	63	3%
Illinois Basin	1,237	1,136	101	9%
Ancillary	291	420	(129)	(31)%
Total tons sold	8,438	8,860	(422)	(5)%

   Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in sales realization of $4.49 per ton resulting from favorable pricing during the six months ended June 30, 2010. Offsetting the increase in sales realization was a 5% decrease in tons sold.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the six months ended June 30, 2010 decreased over the same period in 2009, primarily due to a 9% decrease in tons sold, largely driven by the expiration of certain coal supply agreements. Partially offsetting the decrease in tons sold was an increase in sales realization of $4.16 per ton, which was driven by higher average contract prices of our coal.

Northern Appalachian. For the six months ended June 30, 2010, our Northern Appalachian coal sales revenues increased compared to the six months ended June 30, 2009 as a result of increased sales realization of $8.45 per ton, as well as a 3% increase in tons sold as a result of increased participation in the spot market due to more favorable pricing of metallurgical coal.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the six months ended June 30, 2010 was primarily due to an increase in sales realization of $4.61 per ton, as well as a 9% increase in tons sold, primarily on long-term thermal coal supply contracts.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the six months ended June 30, 2010, our Ancillary coal sales revenues decreased 26%, primarily due to a 31% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was partially offset by increased realization of $3.92 per ton sold, primarily the result of increased government imposition payments received during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in sales volumes on shipments with related freight and handling. Additionally, our subsidiary, ADDCAR, sold a highwall mining machine during the six months ended June 30, 2010, with the related shipping costs included in freight and handling. There was no comparable sale during the six months ended June 30, 2009.

Other revenues—The decrease in other revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to $7.9 million in payments received for the early termination of coal supply agreements and lost margin on pre-termination shipments, as well as a $7.7 million gain on the termination of a below-market contract during the six months ended June 30, 2009. There were no comparable transactions during the six months ended June 30, 2010. Further impacting the decrease in other revenues were decreases from a negotiated payment received related to a customer’s tax obligation and in contract mining revenues as compared to the six months ended June 30, 2009. These decreases were partially offset by the sale of a highwall mining machine during the second quarter of 2010.

Costs and expenses

The following table depicts cost of operations for the six months ended June 30, 2010 and 2009 for the indicated categories:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$431,992	$439,289	$(7,297)	(2)%
Freight and handling costs	18,383	14,675	3,708	25%
Cost of other revenues	33,581	15,966	17,615	110%
Depreciation, depletion and amortization	52,532	52,298	234	* %
Selling, general and administrative expenses	16,920	19,281	(2,361)	(12)%
Gain on sale of assets	(3,515)	(3,186)	(329)	(10)%
Total costs and expenses	$549,893	$538,323	$11,570	2%

Cost of coal sales per ton	$51.20	$49.58	$1.62	3%

* not meaningful

The following table depicts cost of coal sales by reportable segment for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$273,540	$295,973	$(22,433)	(8)%
Northern Appalachian	107,870	97,123	10,747	11%
Illinois Basin	36,401	30,487	5,914	19%
Ancillary	14,181	15,706	(1,525)	(10)%
Cost of coal sales	$431,992	$439,289	$(7,297)	(2)%

Cost of coal sales—For the six months ended June 30, 2010, our cost of coal sales decreased compared to the six months ended June 30, 2009, primarily as a result of a 5% decrease in tons sold, partially offset by a 3% increase in cost of coal sales per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased primarily due to a 9% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales per ton from $56.39 per ton for the six months ended June 30, 2009 to $57.09 per ton for the six months ended June 30, 2010. The increase in cost of coal sales per ton is primarily due to increases in labor costs, royalties, taxes and fees and benefit costs. Labor costs per ton increased primarily as a result of a change in our policy during the six months ended June 30, 2009 related to when employees are credited with vacation time. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves, as well as increased severance tax obligations. Benefit costs increased on a per ton basis due to an increase in group insurance costs resulting from a significant increase in high-dollar claims and administrative fees. Partially offsetting the increase in cost per ton was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the six months ending June 30, 2009, as well as a decrease due to fluctuations in the value of stockpile inventories.

   Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to an increase in cost of coal sales per ton from $47.26 per ton for the six months ended June 30, 2009 to $50.92 per ton for the six months ended June 30, 2010. The increase in cost per ton was primarily due to increases in labor costs, benefit costs and transportation costs. Labor costs increased primarily as a result of a change in our policy during the six months ended June 30, 2009 related to when employees are credited with vacation time. Benefit costs increased on a per ton basis due to an increase in group insurance resulting from a significant increase in high-dollar claims and administrative fees. Transportation costs increased on a per ton basis, primarily due to increased metallurgical coal sales which require additional trucking costs for processing and transfer to the loading facility. Further impacting the increase in cost per ton were increases in repairs and maintenance and contract labor costs. Partially offsetting these increases was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the six months ending June 30, 2009.

   Illinois Basin. For the six months ended June 30, 2010, cost of coal sales from our Illinois Basin segment increased due to an increase in cost per ton from $26.83 for the six months ended June 30, 2009 to $29.42 for the six months ended June 30, 2010 and a 9% increase in tons sold. Cost of coal sales per ton increased due to increases in roof control and ventilation costs, benefit costs, royalties, taxes and fees, operating supplies and site maintenance and repairs and maintenance. Roof control and ventilation costs per ton increased primarily as a result of purchasing more costly materials required for producing coal in aging areas of the mine. Benefit costs increased due to an increase in group insurance costs resulting from a significant increase in high-dollar claims and administrative fees and royalties increased as a result of increased realization per ton sold and increased royalty rates on certain leased reserves. Operating supplies and site maintenance costs and repairs and maintenance costs increased as a result of adverse mining conditions and an additional mining section being added in June 2009. This section has not reached full production and additional resources are needed to allow for continued production concurrent with the addition of a new slope entrance.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the six months ended June 30, 2010 due to a 31% decrease in tons sold related to the expiration of certain brokered coal contracts, partially offset by an $11.40 increase in cost per ton, primarily a result of increased government imposition payments made during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

 Cost of other revenues—For the six months ended June 30, 2010, cost of other revenues increased primarily due to an increase in cost of goods sold due to the sale of a highwall mining machine during the second quarter of 2010, as well as to a $10.0 million payment made for the early termination of a coal supply agreement. Partially offsetting the increase in cost of other revenues was a decrease in labor and benefit costs as a result of the termination of contract mining contracts.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense remained relatively consistent compared to the six months ended June 30, 2009.

Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2010 decreased primarily due to decreased legal and professional fees and taxes and licenses costs.

Gain on sale of assets—Gain on sale of assets increased for the six months ended June 30, 2010 due to a $3.5 million gain related to the sale of a highwall mining system previously used in operations, partially offset by a $2.9 million gain on the sale of a loadout facility during the six months ended June 30, 2009.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA is reconciled to its most comparable GAAP measure on page 37 of this Quarterly Report on Form 10-Q and in Note 14 to our condensed consolidated financial statements for the six months ended June 30, 2010.

The following table depicts Adjusted EBITDA by reportable segment for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$76,723	$76,599	$124	* %
Northern Appalachian	15,054	15,453	(399)	(3)%
Illinois Basin	10,000	6,633	3,367	51%
Ancillary	(10,104)	(1,947)	(8,157)	(419)%
Total Adjusted EBITDA	$91,673	$96,738	$(5,065)	(5)%

     * not meaningful

Central Appalachian. Adjusted EBITDA for the six months ended June 30, 2010 increased compared to the six months ended June 30, 2009 primarily due to an increase in sales realization of $4.16 per ton and a $0.70 increase in cost per ton, resulting in a $3.46 per ton increase in profit margins, offset by a decrease of approximately 457,000 tons sold.

Northern Appalachian. The decrease in Adjusted EBITDA was due to a $10.0 million payment made during the six months ended June 30, 2010 for the early termination of a coal supply agreement, offset by an increase in sales realization of $8.45 per ton and a $3.67 increase in cost per ton, resulting in increased profit margins of $4.78 per ton, and an increase of approximately 63,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the six months ended June 30, 2010 resulting from an increase in sales realization of $4.61 per ton and a $2.59 increase in cost per ton, resulting in a net increase in profit margins of $2.02 per ton, as well as an increase of approximately 101,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily due to a decrease in profit margins of $7.48 per ton and a decrease of approximately 129,000 tons sold related to the expiration of brokered coal contracts, as well as to decreased shipments on various remaining contracts. Further contributing to the decrease from our Ancillary segment was a decrease of $7.9 million received in the settlement of contract terminations during the six months ended June 30, 2009. Offsetting these decreases was an increase related to the sale of a highwall mining machine during the six months ended June 30, 2010.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$34,826	$31,336	$3,490	11%
Depreciation, depletion and amortization	35,425	34,840	585	2%
Interest expense, net	2,360	2,097	263	13%
Income tax expense	4,112	8,326	(4,214)	(51)%
Adjusted EBITDA	$76,723	$76,599	$124	* %

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$3,455	$3,323	$132	4%
Depreciation, depletion and amortization	10,706	10,821	(115)	(1)%
Interest expense, net	369	140	229	164%
Income tax expense	524	1,144	(620)	(54)%
Noncontrolling interest	—	25	(25)	(100)%
Adjusted EBITDA	$15,054	$15,453	$(399)	(3)%

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$5,029	$2,264	$2,765	122%
Depreciation, depletion and amortization	4,068	3,663	405	11%
Interest expense, net	262	144	118	82%
Income tax expense	641	562	79	14%
Adjusted EBITDA	$10,000	$6,633	$3,367	51%

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(47,680)	$(22,848)	$(24,832)	(109)%
Depreciation, depletion and amortization	2,333	2,974	(641)	(22)%
Interest expense, net	20,324	23,851	(3,527)	(15)%
Income tax benefit	(13,166)	(5,924)	(7,242)	(122)%
Loss on extinguishment of debt	28,085	—	28,085	100%
Adjusted EBITDA	$(10,104)	$(1,947)	$(8,157)	(419)%

	Six months ended June 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Consolidated
Net income (loss) attributable to International Coal Group, Inc.	$(4,370)	$14,075	$(18,445)	(131)%
Depreciation, depletion and amortization	52,532	52,298	234	* %
Interest expense, net	23,315	26,232	(2,917)	(11)%
Income tax expense (benefit)	(7,889)	4,108	(11,997)	* %
Loss on extinguishment of debt	28,085	—	28,085	100%
Noncontrolling interest	—	25	(25)	(100)%
Adjusted EBITDA	$91,673	$96,738	$(5,065)	(5)%

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

   We believe the principal indicators of our liquidity are our cash position and remaining availability under our asset-based loan facility. As of June 30, 2010, our available liquidity was $238.6 million, including cash and cash equivalents of $205.3 million and $33.3 million available for borrowing under our $125.0 million asset-based loan facility. Total debt represented 33% of our total capitalization at June 30, 2010. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

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

   We used the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance a cash tender offer to repurchase $114.5 million aggregate principal amount of our 2012 Convertible Notes. The repurchase closed on April 6, 2010. We used net proceeds from the 2018 Senior Notes offering to finance a cash tender offer and consent solicitation to repurchase $175.0 million aggregate principal amount of our 10.25% Senior Notes due 2014 (the “2014 Senior Notes”), $169.1 million of which closed on March 22, 2010, $50,000 of which closed on April 5, 2010 and $5.9 million of which closed on July 15, 2010. The remaining proceeds will be used for general corporate purposes.

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

   We currently expect our total capital expenditures will be between $105.0 million to $115.0 million in 2010, substantially all of which will be for equipment and infrastructure at our existing operations, as well as for the development of our Tygart #1 complex. Cash paid for capital expenditures was approximately $41.2 million for the six months ended June 30, 2010. We have funded and expect to continue to fund these capital expenditures from cash on hand, internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through the second quarter of 2011, including initial development of our Tygart #1 complex. To the extent necessary, management believes it has flexibility on the timing of these cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $19.3 million of cash paid for capital expenditures for the six months ended June 30, 2010 was attributable to our Central Appalachian operations. This amount represents investments of approximately $6.7 million in our Beckley mining complex and $5.7 million at Knott County. We paid approximately $10.5 million at our Northern Appalachian operations in the six months ended June 30, 2010, approximately $3.7 million of which was for investments at our Sentinel complex. Expenditures of approximately $10.8 million for our Illinois Basin operations were for development of a new mine portal and ongoing operations improvements. Approximately $0.6 million of cash paid for capital expenditures for the six months ended June 30, 2010 was within our Ancillary segment, primarily for the upgrading of highwall mining machinery.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the six months ended June 30, 2010, we spent $1.3 million to meet these standards and anticipate spending an additional $5.9 million for the remainder of 2010. As a result of a recent explosion at a competitor’s mine, additional safety requirements may increase our capital and operating costs. See Item 1A —“Risk Factors.”

In addition, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. As a result, we recorded a one-time, non-cash income tax charge of $0.8 million during the six months ended June 30, 2010 to reflect the impact of this change. The Health Care Reform Act also includes a provision to remove lifetime caps on medical plans. Our retiree medical plan has such a cap and, as a result of the Health Care Reform Act, we remeasured our postretirement benefit obligation resulting in an additional liability of $6.3 million. The prior service cost associated with the plan change will be amortized over the average remaining working life of the related employees. We incurred additional expense of $0.4 million related to the remeasurement. The Health Care Reform Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. We do not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on our June 30, 2010 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on our financial position, results of operations or cash flows.

Cash Flows

Net cash provided by operating activities was $69.7 million for the six months ended June 30, 2010, an increase of $30.6 million from the same period in 2009. This increase is attributable to a $34.6 million increase due to the change in net operating assets and liabilities, offset by a decrease in net income of $4.0 million, after adjustment for non-cash charges.

For the six months ended June 30, 2010, net cash used in investing activities was $28.6 million compared to $32.8 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, $41.2 million of cash was paid for capital expenditures at existing mining and ancillary operations compared to $35.7 million in the same period of 2009. Additionally, cash flows from investing activities for the six months ended June 30, 2010 included $8.9 million due to the withdrawal of restricted cash previously pledged as collateral.

Net cash provided by financing activities was $71.6 million for the six months ended June 30, 2010. We received proceeds from our 2017 Convertible Notes, 2018 Senior Notes and Common Stock offerings of $416.0 million. We used $320.1 million of these proceeds to repurchase a portion of our 2014 Senior Notes and 2012 Convertible Notes. Additionally, we made payments of $11.7 million on our short- and long-term debt obligations. We also incurred additional finance costs of $14.9 million for the six months ended June 30, 2010 related to the debt offerings and our asset-based loan facility. Net cash used in financing activities of $3.9 million for the six months ended June 30, 2009 was due to repayments on our short- and long-term debt of $12.3 million and deferred finance costs of $0.6 million paid to amend our credit facility. Offsetting these payments were borrowings on our long-term debt of $9.1 million used to finance equipment.

Credit Facility and Long-Term Debt Obligations

As of June 30, 2010 our total long-term indebtedness consisted of the following (in thousands):

June 30, 2010
9.125% Senior Notes, due 2018, net of debt discount of $1,370	$198,630
4.00% Convertible Senior Notes, due 2017, net of debt discount of $33,685	81,315
9.00% Convertible Senior Notes, due 2012, net of debt discount of $1,216	23,796
10.25% Senior Notes, due 2014	5,876
Equipment notes	51,411
Capital lease and other	1,888
Total	362,916
Less current portion	(24,947)
Long-term debt and capital lease	$337,969

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

   Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under the ABL Loan Facility and equipment credit facility, will be adequate at least through the second quarter of 2011 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling low-margin operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

   See Note 2—Summary of Significant Accounting Policies and General to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q related to recently issued accounting pronouncements, which information is incorporated herein by reference.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of June 30, 2010, approximately 97% of our 2010 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

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

A Memorandum of Understanding executed on June 11, 2009 between the EPA, the ACOE and the Department of the Interior provided a blueprint for proposed changes to the regulation of Appalachian coal mining. The ACOE announced its intention to suspend the use of Nationwide Permit 21 (“NWP 21”) for surface mining activities in Appalachia while NWP 21 is modified to prohibit its use to authorize discharges of dredged or fill material into waters of the United States for surface coal mining activities in the Appalachian region of the following states: Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia; and on June 18, 2010, the ACOE published a notice immediately suspending NWP 21 in these six states, pending further evaluation of the modification of NWP 21, which expires in 2012. The Department of the Interior’s Office of Surface Mining Reclamation and Enforcement (“OSMRE”) stated that it intended to revise certain rules to afford greater protections to streams and to revisit its regulation of surface mine restoration. The EPA announced an enhanced coordination procedure for the review of all pending CWA Section 404 permit applications for mining in Appalachia.

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

   The OSMRE published an Advance Notice of Proposed Rulemaking (“ANPRM”) in November 2009 regarding the alternatives under consideration for revision of its Stream Buffer Zone rule which solicits public comment on changes to mining regulatory programs that are more restrictive than indicated by the ANPRM. If any of these or other more restrictive stream protection alternatives are adopted, such added requirements could impact coal mining operations, especially surface mining in Appalachia, by reducing locations where coal mining operations can be conducted. Such measures could impact the cost and productivity of mining and may affect the economic viability of surface mining certain reserves.

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

   Both the federal and state governments impose stringent health and safety standards on the mining industry. Regulations are comprehensive and affect nearly every aspect of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. As a result of past mining accidents, additional federal and state health and safety regulations have been adopted that have increased operating costs and affect our mining operations. State and federal legislation has been adopted that, among other things, requires additional oxygen supplies, communication and tracking devices, refuge chambers, stronger seal construction and monitoring standards and mine rescue teams. The legislation also raised the maximum civil penalty for certain violations of federal mine safety regulations to $220,000 from $60,000. We expect that increased efforts to expand investigations and types of violations, as well as increased penalties for non-compliance will increase our costs related to worker health and safety. Additionally, we could be subject to civil penalties and other penalties if we violate mining regulations.

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

   We use, and in the past have used, alkaline coal combustion byproducts (“CCBs”) during the reclamation process at certain of our mines to aid in preventing the formation of acid mine drainage and we have agreed to dispose of CCBs in some instances. Use of CCBs on a mined area is subject to regulatory approval and is allowed only after it is proved to be a beneficial use. The EPA has issued a proposed regulation discussing potential regulatory options for CCBs generated by electricity generators under the Resource Conservation and Recovery Act, one of which is the regulation of CCBs as hazardous waste. This proposed rule contains an exemption, the scope of which is not completely clear, for the use of CCBs as minefills at coal mines, and the EPA has stated that it will defer to the OSMRE to undertake regulatory action. If in the future CCBs were to be classified as a hazardous waste or if more stringent disposal requirements were to be otherwise established for these wastes, we may be required to cease using or disposing of CCBs at certain of our mines and find a replacement alkaline material for this purpose, which may add to the cost of mine reclamation or decrease our revenue generated from disposal contracts with certain of our customers.

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

   Coal-fired power plants can generate large amounts of greenhouse gas emissions, and, as a result, have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of greenhouse gases. Various legislation has been and will continue to be introduced in Congress which reflects a wide variety of strategies for reducing greenhouse gas emissions in the United States. These strategies include mandating decreases in greenhouse gas emissions from coal-fired power plants, instituting a tax on greenhouse gas emissions, banning the construction of new coal-fired power plants that are not equipped with technology to capture and sequester carbon dioxide, encouraging the growth of renewable energy sources (such as wind or solar power) or nuclear for electricity production, and financing the development of advanced coal burning plants which have greatly reduced greenhouse gas emissions. Most states in the United States have taken steps to regulate greenhouse gas emissions. Under the Clean Air Act, the EPA has published its finding that greenhouse gases pose a threat to public health and declared that a combination of six greenhouse gases constitutes an air pollutant. The EPA has adopted regulations that would impact new or modified major stationary sources of greenhouse gas emissions, including coal-fired power plants, beginning January 2, 2011. Emissions of greenhouse gas emissions from coal mining have come under increased regulatory attention, as the EPA has extended its greenhouse gas emissions reporting rules to underground coal mines and has received a petition to adopt regulations to restrict greenhouse gas emissions, including methane, and other pollutants from surface, underground and abandoned coal mines.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

   Unregistered sales of equity securities during the three and six months ended June 30, 2010 were previously reported on Current Reports on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	—	$—	—	—
February 1, 2010 through February 28, 2010	—	—	—	—
March 1, 2010 through March 31, 2010	2,627	4.45	—	—
April 1, 2009 through April 30, 2009	35,914	5.27	—	—
May 1, 2009 through May 31, 2009	—	—	—	—
June 1, 2009 through June 30, 2009	330	3.85	—	—
Total	38,871	$5.21	—	—

(1)
During the six months ended June 30, 2010, we withheld 38,871 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our Amended and Restated 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

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
(F)

4.10	Form of 9.00% Convertible Senior Notes (included in Exhibit 4.9)	(F)

4.11	Form of Guarantee relating to International Coal Group, Inc.’s 9.00% Convertible Senior Notes	(F)

4.12
First Supplemental Indenture, dated December 3, 2009, among International Coal Group, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to International Coal Group, Inc.’s 9.00% Convertible Senior Notes
(G)

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
(E)

10.6	International Coal Group, Inc. Amended Executive Severance Plan	(J)

10.7	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Plan	(I)

10.8	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Non-Qualified Stock Option Agreement	(J)

10.9	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Incentive Stock Option Agreement	(J)

10.10	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Restricted Share Agreement	(J)

10.11	International Coal Group, Inc. Amended and Restated 2005 Equity and Performance Incentive Plan: Form of Non-Employee Director Restricted Share Unit Agreement	(J)

31.1	Certification of the Principal Executive Officer	(K)

31.2	Certification of the Principal Financial Officer	(K)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(K)

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

(D)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on March 16, 2010, and incorporated herein by reference.
(E)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on March 23, 2010, and incorporated herein by reference.
(F)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on July 31, 2007, and incorporated herein by reference.
(G)	Previously filed as an exhibit to International Coal Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on January 29, 2010, and incorporated herein by reference.
(H)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K/A, filed on March 8, 2010, and incorporated herein by reference.
(I)	Previously filed as Annex A to International Coal Group, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 1-32679) filed on April 15, 2009.
(J)	Previously filed as an exhibit to International Coal Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 6, 2010, and incorporated herein by reference.
(K)	Filed herewith.

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

Date: August 6, 2010