Form 10-Q
period 2010-09-30
International Coal Group, Inc.
filed 2010-11-08
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2010—203,808,203.

PART I

Item 1.	Condensed Consolidated Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,200	$92,641
Accounts receivable, net of allowances of $514 and $222	98,219	80,291
Inventories, net	62,730	82,037
Deferred income taxes	13,663	15,906
Prepaid insurance	3,321	6,351
Income taxes receivable	245	1,423
Prepaid expenses and other	9,401	9,960
Total current assets	400,779	288,609

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,030,286	1,038,200
DEBT ISSUANCE COSTS, net	12,618	7,634
ADVANCE ROYALTIES, net	15,674	18,025
OTHER NON-CURRENT ASSETS	9,225	15,492
Total assets	$1,468,582	$1,367,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,392	$63,582
Short-term debt	1,091	2,166
Current portion of long-term debt and capital lease	29,237	17,794
Current portion of reclamation and mine closure costs	9,277	9,390
Current portion of employee benefits	4,043	3,973
Accrued expenses and other	64,622	74,803
Total current liabilities	179,662	171,708

LONG-TERM DEBT AND CAPITAL LEASE	310,763	366,515
RECLAMATION AND MINE CLOSURE COSTS	67,943	65,601
EMPLOYEE BENEFITS	79,375	63,767
DEFERRED INCOME TAXES	50,469	57,399
BELOW-MARKET COAL SUPPLY AGREEMENTS	27,529	29,939
OTHER NON-CURRENT LIABILITIES	4,543	3,797
Total liabilities	720,284	758,726

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 203,844,907 and 203,798,715 shares issued and outstanding, respectively, as of September 30, 2010 and 172,820,047 and 172,812,726 shares issued and outstanding, respectively, as of December 31, 2009	2,038	1,728
Treasury stock	(216)	(14)
Additional paid-in capital	854,265	732,124
Accumulated other comprehensive income (loss)	(2,616)	1,048
Retained deficit	(105,233)	(125,713)
Total International Coal Group, Inc. stockholders’ equity	748,238	609,173
Noncontrolling interest	60	61
Total stockholders’ equity	748,298	609,234
Total liabilities and stockholders’ equity	$1,468,582	$1,367,960

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES:
Coal sales revenues	$293,593	$246,788	$834,797	$775,281
Freight and handling revenues	8,581	5,777	26,964	20,452
Other revenues	10,890	44,057	40,337	83,652
Total revenues	313,064	296,622	902,098	879,385
COSTS AND EXPENSES:
Cost of coal sales	226,946	208,083	658,938	647,372
Freight and handling costs	8,581	5,777	26,964	20,452
Cost of other revenues	7,364	12,724	40,945	28,690
Depreciation, depletion and amortization	25,867	26,996	78,399	79,294
Selling, general and administrative	8,652	5,351	25,572	24,632
(Gain) loss on sale of assets, net	(86)	2	(3,601)	(3,184)
Total costs and expenses	277,324	258,933	827,217	797,256
Income from operations	35,740	37,689	74,881	82,129
INTEREST AND OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(948)	—	(29,033)	—
Interest expense, net	(9,326)	(13,409)	(32,641)	(39,641)
Total interest and other income (expense)	(10,274)	(13,409)	(61,674)	(39,641)
Income before income taxes	25,466	24,280	13,207	42,488
INCOME TAX (EXPENSE) BENEFIT	(617)	(5,566)	7,272	(9,674)
Net income	24,849	18,714	20,479	32,814
Net (income) loss attributable to noncontrolling interest	1	2	1	(23)
Net income attributable to International Coal Group, Inc.	$24,850	$18,716	$20,480	$32,791

Earnings per share:
Basic	$0.12	$0.12	$0.10	$0.21
Diluted	$0.12	$0.12	$0.10	$0.21
Weighted-average common shares outstanding:
Basic	202,645,084	152,998,598	195,582,105	152,869,195
Diluted	204,045,580	155,214,868	196,937,213	154,289,039

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,479	$32,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	78,399	79,294
Loss on extinguishment of debt	29,033	—
Amortization and write-off of deferred finance costs and debt discount	6,330	5,183
Amortization of accumulated employee benefit obligations	423	(78)
Compensation expense on share based awards	2,477	2,967
Gain on sale of assets, net	(3,601)	(3,184)
Provision for bad debt	292	(1,294)
Deferred income taxes	(15,142)	8,416
Changes in Assets and Liabilities:
Accounts receivable	(18,220)	(3,390)
Inventories	19,287	(19,788)
Prepaid expenses and other	4,767	20,438
Other non-current assets	(275)	246
Accounts payable	6,933	(14,779)
Accrued expenses and other	(10,061)	(15,798)
Reclamation and mine closure costs	1,258	1,231
Other liabilities	10,102	(1,238)
Net cash from operating activities	132,481	91,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	3,934	3,218
Additions to property, plant, equipment and mine development	(65,932)	(48,695)
Withdrawals (deposits) of restricted cash	8,785	(1,535)
Net cash from investing activities	(53,213)	(47,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	2,388	—
Repayments on short-term debt	(3,463)	(4,472)
Borrowings on long-term debt	—	9,086
Repayments on long-term debt and capital lease	(14,122)	(13,682)
Proceeds from convertible notes offering	115,000	—
Proceeds from senior notes offering	198,596	—
Proceeds from common stock offering	102,453	—
Repurchases of senior notes	(188,960)	—
Repurchases of convertible notes	(155,709)	—
Purchases of treasury stock	(202)	(14)
Proceeds from stock options exercised	22	—
Debt issuance costs	(14,712)	(1,216)
Net cash from financing activities	41,291	(10,298)
NET CHANGE IN CASH AND CASH EQUIVALENTS	120,559	33,730
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,641	63,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,200	$97,660

Supplemental information:
Cash paid for interest (net of amount capitalized)	$39,976	$43,292
Cash received for income taxes	$351	$7,164

Supplemental disclosure of non-cash items:
Issuance of common stock in exchange for convertible notes	$25,712	$—
Purchases of property, plant, equipment and mine development through accounts payable	$18,286	$8,576
Purchases of property, plant, equipment and mine development through financing arrangements	$5,447	$12,866

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
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

The accompanying interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2009 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

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

Fair Value—In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This amendment to ASC Topic 820, Fair Value Measurements and Disclosures, requires additional disclosures about fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuance and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-06 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Consolidation—In June 2009, the FASB issued updates to ASC Topic 810, Consolidation (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the first fiscal year beginning after November 15, 2009. Adoption of ASC 810 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Cost of Other Revenues—Cost of other revenues includes costs of contract mining, coalbed methane activities, ash disposal services, equipment and parts sales, equipment rebuild and maintenance services, royalties and coal handling and processing income, as well as costs incurred associated with other non-coal producing transactions. For the nine months ended September 30, 2010, cost of other revenues includes a $10,000 payment made in the second quarter of 2010 related to the early termination of a coal supply agreement.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
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

   Through September 30, 2010, the Company used $155,709 of the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance the repurchase of $128,492 aggregate principal amount of its 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”), $114,489 of which closed on April 6, 2010 and $14,003 of which closed on September 30, 2010. The Company used $188,960 of the net proceeds from the 2018 Senior Notes offering to finance the repurchase of $175,000 aggregate principal amount of its 10.25% Senior Notes due 2014 (the “2014 Senior Notes”), $169,074 of which closed on March 22, 2010, $50 of which closed on April 5, 2010 and $5,876 of which closed on July 15, 2010. The Company recorded losses of $948 and $29,033 related to the debt repurchases during the three and nine months, respectively, ended September 30, 2010. On October 13, 2010, the Company repurchased an additional $10,279 aggregate principal amount of its 2012 Convertible Notes for $13,731 in cash, incurring a loss of $331 that was recognized subsequent to September 30, 2010. The remaining proceeds will be used for general corporate purposes.

   Additionally, the Company secured a new four-year $125,000 asset-based loan facility (the “ABL Loan Facility”) to replace its prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility provides the potential for $25,000 in additional borrowing capacity, contains minimal financial covenants and matures in February 2014. The ABL Loan Facility has been used primarily for issuing letters of credit that collateralize the Company’s reclamation bonds.

(4) Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Coal	$28,962	$49,120
Parts and supplies	36,132	35,065
Reserve for obsolescence–parts and supplies	(2,364)	(2,148)
Inventories, net	$62,730	$82,037

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

(5) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	September 30, 2010	December 31, 2009
Plant and equipment	$648,706	$620,451
Coal lands and mineral rights	586,975	586,706
Mine development	221,480	195,756
Land and land improvements	27,552	26,351
Coalbed methane well development costs	14,697	14,889
	1,499,410	1,444,153
Less accumulated depreciation, depletion and amortization	(469,124)	(405,953)
Property, plant, equipment and mine development, net	$1,030,286	$1,038,200

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended September 30, 2010 and 2009 was $26,699 and $27,431, respectively. Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the nine months ended September 30, 2010 and 2009 was $80,701 and $84,864, respectively.

(6) Debt

Long-Term Debt and Capital Lease

   Long-term debt and capital lease consisted of the following:

	September 30, 2010	December 31, 2009
9.125% Senior Notes, due 2018, net of debt discount of $1,340	$198,660	$—
4.00% Convertible Senior Notes, due 2017, net of debt discount of $32,805	82,195	—
9.00% Convertible Senior Notes, due 2012, net of debt discount of $477 and $9,480, respectively	10,533	152,022
10.25% Senior Notes, due 2014	—	175,000
Equipment notes	47,109	54,417
Capital lease and other	1,503	2,870
Total	340,000	384,309
Less current portion	(29,237)	(17,794)
Long-term debt and capital lease	$310,763	$366,515

    4.00% Convertible senior notes due 2017—On March 16, 2010, the Company completed a public offering of $115,000 aggregate principal amount of its 2017 Convertible Notes. Net proceeds from the offering were $111,550, after deducting underwriting fees of $3,450. The 2017 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed jointly and severally on a senior unsecured basis by all of the Company’s material future and current domestic subsidiaries or that guarantee the ABL Loan Facility on a senior basis. The 2017 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2010. The Company assesses the convertibility of the 2017 Convertible Notes on an ongoing basis. The 2017 Convertible Notes were not convertible as of September 30, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

   The 2017 Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $5.81 per share (approximating 172.0874 shares per one thousand dollar principal amount of the 2017 Convertible Notes). Holders may convert their notes at their option prior to January 1, 2017 only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending September 30, 2010 (and only during that quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of such notes in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period, or the note measurement period, in which the trading price per note for each trading day of that note measurement period was equal to or less than 97% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; and (iii) upon the occurrence of specified corporate transactions. In addition, the notes will be convertible irrespective of the foregoing circumstances from, and including, January 1, 2017 to, and including, the business day immediately preceding April 1, 2017. Upon conversion, the Company will have the right to deliver cash, shares of its common stock or a combination thereof, at the Company’s election. At any time on or prior to the 23rd business day immediately preceding the maturity date, the Company may irrevocably elect to deliver solely shares of its common stock in respect of the Company’s conversion obligation or pay cash up to the aggregate principal amount of the notes to be converted and deliver shares of its common stock, cash or a combination thereof in respect of the remainder, if any, of the conversion obligation. It is the Company’s current intention to settle the principal amount of any notes converted in cash. The conversion rate, and thus the conversion price, will be subject to adjustment. A holder that surrenders notes for conversion in connection with a “make-whole fundamental change” that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. In the event the 2017 Convertible Notes become convertible, the Company would be required to classify the entire amount outstanding of the 2017 Convertible Notes as a current liability. For a discussion of the effects of the 2017 Convertible Notes on earnings per share, see Note 10.

As of September 30, 2010, the equity component of the 2017 Convertible Notes was $20,786 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $879 and $1,906 for the three and nine months ended September 30, 2010, respectively. Interest expense on the principal amount of the 2017 Convertible Notes was $1,150 and $2,492 for the three and nine months ended September 30, 2010, respectively. The Company has determined its non-convertible borrowing rate would have been 10.1% at issuance.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

9.00% Convertible senior notes due 2012—In December 2009, the Company entered into a series of privately negotiated agreements in order to induce conversions of its outstanding 2012 Convertible Notes. In connection with such agreements, the Company issued a total of 18,660,550 shares of its common stock in exchange for $63,498 aggregate principal amount of its 2012 Convertible Notes during December 2009. One of the exchange agreements, as amended, provided for closing of additional exchanges on each of January 11, 2010 and January 19, 2010 for exchange transactions occurring in 2010. Subsequent to December 31, 2009, the noteholder exchanged $22,000 aggregate principal amount of 2012 Convertible Notes for 6,198,668 shares of the Company’s common stock. Additionally, through September 30, 2010, the Company used the net proceeds from its Common Stock and 2017 Convertible Notes offerings (see Note 3) to finance the repurchase of $128,492 aggregate principal amount of 2012 Convertible Notes, $114,489 of which closed on April 6, 2010 and $14,003 of which closed on September 30, 2010. On October 13, 2010, the Company repurchased an additional $10,279 aggregate principal amount of its 2012 Convertible Notes for $13,731 in cash, incurring a loss of $331 that was recognized subsequent to September 30, 2010.

The 2012 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The 2012 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The Company assesses the convertibility of the 2012 Convertible Notes on an ongoing basis. The 2012 Convertible Notes were not convertible as of September 30, 2010.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

As of September 30, 2010 and December 31, 2009, the equity component of the 2012 Convertible Notes was $661 and $9,702, respectively, and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $131 and $1,060 for the three months ended September 30, 2010 and 2009, respectively, and $995 and $3,082 for the nine months ended September 30, 2010 and 2009, respectively. Interest expense on the principal amount of the 2012 Convertible Notes was $559 and $5,063 for the three months ended September 30, 2010 and 2009, respectively, and $4,465 and $15,189 for the nine months ended September 30, 2010 and 2009, respectively. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance.

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

The indenture governing the 2018 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem its capital stock, make certain investments, sell assets and incur liens. As of September 30, 2010, the Company was in compliance with its covenants under the indenture.

10.25% Senior notes due 2014—The Company used the net proceeds from its 2017 Senior Notes offering (see Note 3) to finance the repurchase of $175,000 aggregate principal amount of its 2014 Senior Notes, $169,074 of which closed on March 22, 2010, $50 of which closed on April 5, 2010 and $5,876 of which closed on July 15, 2010. There were no 2014 Senior Notes outstanding as of July 15, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

Asset-based loan facility—On February 22, 2010, the Company entered into an ABL Loan Facility which replaced its prior senior secured credit facility. The ABL Loan Facility is a $125,000 senior secured facility with a four-year term, all of which is available for loans or the issuance of letters of credit. Subject to certain conditions, at any time prior to maturity, the Company will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200,000. Availability under the ABL Loan Facility is determined using a borrowing base calculation. The ABL Loan Facility is guaranteed by all of the Company’s current and future wholly-owned subsidiaries and secured by a first priority security interest on all of the Company’s and each of the Company’s guarantors’ existing and after-acquired real and personal property, including all outstanding equity interests of the Company’s wholly-owned subsidiaries. The ABL Loan Facility has a maturity date of February 22, 2014. The ABL Loan Facility has an early acceleration provision if more than $20,000 aggregate principal amount of 2012 Convertible Notes were to have remained outstanding as of January 31, 2012. With the repurchases of the 2012 Convertible Notes that occurred during the nine months ended September 30, 2010 and in October 2010, this provision has been satisfied. As of September 30, 2010, the Company had a borrowing capacity of $109,932 under the ABL Loan Facility with no borrowings outstanding, letters of credit totaling $87,401 outstanding and $22,531 available for future borrowing, and was in compliance with its financial covenants under the ABL Loan Facility. The ABL Loan Facility was amended on May 6, 2010 for minor technical corrections.

Equipment notes—The equipment notes, having various maturity dates extending to September 2014, are collateralized by mining equipment. As of September 30, 2010, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.38%. As of September 30, 2010, the Company had a borrowing capacity of $16,389 available under its revolving equipment credit facility for terms from 36 to 60 months at interest rates ranging from 5.65% to 6.15%.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%.

Short-Term Debt

The Company finances the majority of its annual insurance premiums with the related obligation included in short-term debt. The weighted-average interest rate applicable to the notes was 2.11% at September 30, 2010. As of September 30, 2010 and December 31, 2009, the Company had $1,091 and $2,166, respectively, outstanding related to insurance financing.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

(7) Income Taxes

   The effective income tax rates applied to the three and nine months ended September 30, 2010 and 2009 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate for the three months ended September 30, 2010 decreased to 7% from an effective income tax rate of 24% applied to the three months ended September 30, 2009, primarily resulting from the effect of an increase in forecasted income tax deductions for depletion of mineral rights. The effective income tax rate applied to the nine months ended September 30, 2010 decreased to 8% from an effective income tax rate of 22% applied to the nine months ended September 30, 2009, primarily resulting from the effect of an increase in forecasted income tax deductions for depletion of mineral rights.

For the three months ended September 30, 2010, discrete items of $1,218 were comprised of tax benefits of $765 for tax return adjustments and other miscellaneous discrete items, $303 for the loss on the repurchase of 2012 Convertible Notes and $150 for the loss on the repurchase of 2014 Senior Notes. For the nine months ended September 30, 2010, discrete items of $10,516 were comprised of tax benefits of $6,438 for the loss on the repurchases of 2014 Senior Notes and $4,198 for the loss on repurchases and exchanges of 2012 Convertible Notes and $709 for tax return adjustments and other miscellaneous discrete items, as well as tax expense of $829 related to the Health Care Reform and Education Reconciliations Act taxation of Medicare Part D. There were no significant discrete items excluded from the estimated annual effective rate calculations for the three and nine months ended September 30, 2009.

 (8) Employee Benefits

Postretirement Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$923	$833	$2,676	$2,501
Interest cost	541	437	1,514	1,311
Amortization of actuarial loss and prior service cost	250	72	528	216
Benefit cost	$1,714	$1,342	$4,718	$4,028

The plan is unfunded; therefore, no contributions were made by the Company for the three and nine months ended September 30, 2010 and 2009.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. The Health Care Reform Act is a comprehensive health care reform bill that includes a provision to remove lifetime caps on medical plans. The Company’s retiree medical plan has such a cap and, as a result of the Health Care Reform Act, it remeasured its postretirement benefit obligation resulting in an additional liability of $6,323. The prior service cost associated with the plan change will be amortized over the average remaining working life of the related employees. The Company incurred additional expense of $422 and $844 during the three and nine months ended September 30, 2010, respectively, related to the remeasurement.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

Under the Health Care Reform Act, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company’s financial statements, this change required it to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Reform Act was enacted. As a result, the Company recorded a one-time, non-cash income tax charge of $829 during the nine months ended September 30, 2010 to reflect the impact of this change.

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$610	$693	$1,832	$2,079
Interest cost	389	395	1,167	1,184
Amortization of actuarial loss	(35)	(98)	(105)	(294)
Benefit cost	$964	$990	$2,894	$2,969

The plan is unfunded; therefore, no contributions were made by the Company for the three and nine months ended September 30, 2010 and 2009.

The Health Care Reform Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. The Company does not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on its September 30, 2010 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

(9) Other Comprehensive Income

Other comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to International Coal Group, Inc.	$24,850	$18,716	$20,480	$32,791
Postretirement benefit obligation adjustments, net of tax of $2,397 for the nine months ended September 30, 2010	—	—	(3,926)	—
Amortization of postretirement benefit obligation, net of tax of $75 and $29 for the three months ended September 30, 2010 and 2009, respectively, and $201 and $87 for the nine months ended September 30, 2010 and 2009, respectively	175	43	327	129
Amortization of black lung obligation, net of tax of $14 and $37 for the three months ended September 30, 2010 and 2009, respectively, and $40 and $111 for the nine months ended September 30, 2010 and 2009, respectively	(21)	(61)	(65)	(183)
Comprehensive income	$25,004	$18,698	$16,816	$32,737

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to International Coal Group, Inc.	$24,850	$18,716	$20,480	$32,791

Weighted-average common shares outstanding—basic	202,645,084	152,998,598	195,582,105	152,869,195
Incremental shares arising from:
Stock options	850,846	503,020	809,761	88,861
Restricted shares	343,466	1,529,555	372,632	1,246,964
Restricted stock units	206,184	183,695	172,715	84,019
Weighted-average common shares outstanding—diluted	204,045,580	155,214,868	196,937,213	154,289,039

Earnings Per Share:
Basic	$0.12	$0.12	$0.10	$0.21
Diluted	$0.12	$0.12	$0.10	$0.21

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

Options to purchase 2,718,432 and 2,741,232 shares of common stock outstanding at September 30, 2010 have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, because their effect would have been anti-dilutive. Options to purchase 2,736,072 and 2,755,272 shares of common stock outstanding at September 30, 2009 have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive.

The Company currently intends to settle the principal amount of the 2017 Convertible Notes in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2017 Convertible Notes was below the initial conversion price of $5.81 per share. Accordingly, there were no potentially dilutive shares related to the 2017 Convertible Notes at September 30, 2010. The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The volume weighted-average price of the Company’s common stock for the applicable cash settlement averaging period of the 2012 Convertible Notes was below the initial conversion price of $6.10 per share. Accordingly, there were no potentially dilutive shares related to the 2012 Convertible Notes at September 30, 2010 and 2009.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

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

Long-term Debt—The fair value of the convertible notes and senior notes were based upon their respective values in active markets or the Company’s best estimate using market information. The fair value of the aggregate principal amounts outstanding as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
4.00% Convertible Senior Notes, due 2017	$115,000	$132,549	$—	$—
9.125% Senior Notes, due 2018	200,000	213,000	—	—
9.00% Convertible Senior Notes, due 2012	11,010	14,056	161,502	177,458
10.25% Senior Notes, due 2014	—	—	175,000	168,219

The carrying value of the Company’s capital lease obligation and other debt approximate fair value at September 30, 2010 and December 31, 2009.

(12) Commitments and Contingencies

Legal Matters—On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross, Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. The Company intends to vigorously defend itself against the remaining complaints.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

   Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claims that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continues to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleges that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005, a claim that Allegheny has since voluntarily dropped. Allegheny claims that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. The counterclaim alleges further that Allegheny breached a confidentiality agreement with Hunter Ridge, which prohibited the solicitation of its employees. After the coal supply agreement was executed, Allegheny hired the then-president of Anker Coal Group, Inc. (now Hunter Ridge) who engaged in negotiations on behalf of Wolf Run and Hunter Ridge. In addition to seeking a declaratory judgment that the coal supply agreement and guaranty be deemed void and unenforceable and rescission of the contracts, the counterclaim also seeks compensatory and punitive damages. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to the Company, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. The Company answered the second amended complaint on October 13, 2009, denying all of the new claims. The Company’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny’s claims against International Coal Group, Inc. were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge remain pending. The court has set a trial date of January 10, 2011 for trial of this matter.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
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

On June 11, 2010, the West Virginia Department of Environmental Protection (“WVDEP”) filed suit against ICG Eastern, LLC (“ICG Eastern”) alleging violations of the West Virginia Water Pollution Control/National Pollutant Discharge Elimination System (“WVNPDES”) and Surface Mine Permits for ICG Eastern’s Birch River surface mine. The WVDEP alleges that ICG Eastern has failed to fully comply with the effluent limits for aluminum, manganese, pH, iron and selenium contained in its WVNPDES permit. The complaint further alleges that violations of the WVNPDES permit effluent limits have caused violations of water quality standards for the same parameters in the streams receiving the discharges from this mine. The WVDEP also alleges that violations of the effluent limits in the WVNPDES permits are also violations of the regulations governing surface mining in West Virginia. The WVDEP’s complaint seeks the imposition of civil penalties and relief that, if granted, may impose new or more stringent treatment requirements for ICG Eastern’s outlets. ICG Eastern has filed an answer and raised affirmative defenses to the WVDEP’s complaint. The Company intends to vigorously defend this matter.

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
September 30, 2010
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

Reportable segment results from continuing operations for the three and nine months ended September 30, 2010 and 2009 and segment assets as of September 30, 2010 and 2009 were as follows:

Three months ended September 30, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$190,493	$85,538	$23,946	$13,087	$313,064
Adjusted EBITDA	41,654	21,791	7,294	(9,132)	61,607
Depreciation, depletion and amortization	17,129	4,777	2,671	1,290	25,867
Capital expenditures	10,973	16,723	5,857	347	33,900
Total assets	686,306	208,115	62,314	511,847	1,468,582

Three months ended September 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$197,567	$52,403	$22,099	$24,553	$296,622
Adjusted EBITDA	53,654	5,795	5,170	66	64,685
Depreciation, depletion and amortization	18,171	5,100	2,221	1,504	26,996
Capital expenditures	10,995	4,700	6,953	1,045	23,693
Total assets	724,037	181,497	48,644	405,017	1,359,195

Revenue in the Ancillary category consists primarily of $7,182 and $11,054 relating to brokered coal sales, $3,577 and $4,355 relating to contract highwall mining activities and $1,334 and $7,895 relating to the Company’s equipment and parts sales for the three months ended September 30, 2010 and 2009, respectively. Capital expenditures include non-cash amounts of $18,286 and $14,542 for the three months ended September 30, 2010 and 2009, respectively. Capital expenditures do not include $9,089 and $3,794 paid during the three months ended September 30, 2010 and 2009, respectively, related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

Nine months ended September 30, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$547,863	$228,344	$73,265	$52,626	$902,098
Adjusted EBITDA	118,377	36,845	17,294	(19,236)	153,280
Depreciation, depletion and amortization	52,554	15,483	6,739	3,623	78,399
Capital expenditures	28,105	27,947	15,313	884	72,249
Total assets	686,306	208,115	62,314	511,847	1,468,582

Nine months ended September 30, 2009:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$574,718	$170,849	$62,570	$71,248	$879,385
Adjusted EBITDA	130,253	21,248	11,803	(1,881)	161,423
Depreciation, depletion and amortization	53,011	15,921	5,884	4,478	79,294
Capital expenditures	24,919	15,882	12,241	4,153	57,195
Total assets	724,037	181,497	48,644	405,017	1,359,195

Revenue in the Ancillary category consists primarily of $24,542 and $34,494 relating to the Company’s brokered coal sales, $16,214 and $9,473 relating to equipment and parts sales and $8,834 and $15,213 relating to contract highwall mining activities for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures include non-cash amounts of $23,733 and $21,442 for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures do not include $17,416 and $12,942 paid during the nine months ended September 30, 2010 and 2009, respectively, related to capital expenditures accrued in prior periods.

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net income attributable to International Coal Group, Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to International Coal Group, Inc.	$24,850	$18,716	$20,480	$32,791
Depreciation, depletion and amortization	25,867	26,996	78,399	79,294
Interest expense, net	9,326	13,409	32,641	39,641
Income tax expense (benefit)	617	5,566	(7,272)	9,674
Loss on extinguishment of debt	948	—	29,033	—
Noncontrolling interest	(1)	(2)	(1)	23
Adjusted EBITDA	$61,607	$64,685	$153,280	$161,423

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010
(Dollars in thousands, except per share amounts)

(15) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued its 2014 Senior Notes in June 2006, 2012 Convertible Notes in July 2007, 2018 Senior Notes and 2017 Convertible Notes (together with the 2014 Senior Notes, the 2012 Convertible Notes and the 2018 Senior Notes, the “Notes”) in March 2010.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended September 30, 2010 and 2009 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$293,593	$246,788	$46,805	19%
Freight and handling revenues	8,581	5,777	2,804	49%
Other revenues	10,890	44,057	(33,167)	(75)%
Total revenues	$313,064	$296,622	$16,442	6%

Tons sold	4,355	4,136	219	5%
Coal sales revenue per ton	$67.40	$59.67	$7.73	13%

The following table depicts coal sales revenues by reportable segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$186,245	$166,552	$19,693	12%
Northern Appalachian	77,949	48,951	28,998	59%
Illinois Basin	22,217	20,230	1,987	10%
Ancillary	7,182	11,055	(3,873)	(35)%
Total coal sales revenues	$293,593	$246,788	$46,805	19%

The following table depicts tons sold by reportable segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,508	2,463	45	2%
Northern Appalachian	1,094	904	190	21%
Illinois Basin	607	564	43	8%
Ancillary	146	205	(59)	(29)%
Total tons sold	4,355	4,136	219	5%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in sales realization of $7.73 per ton resulting primarily from favorable pricing of metallurgical coal in the third quarter of 2010 and a 5% increase in tons sold driven by improved demand for both metallurgical and thermal coal.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended September 30, 2010 increased over the same period in 2009 due to an increase in sales realization of $6.62 per ton driven by higher average contract prices of metallurgical coal and a 2% increase in tons sold.

Northern Appalachian. For the three months ended September 30, 2010, our Northern Appalachian coal sales revenues increased compared to the three months ended September 30, 2009 as a result of increased sales realization of $17.10 per ton, as well as a 21% increase in tons sold. The increase in sales realization and tons sold is a result of increased participation in the spot market due to more favorable pricing of metallurgical coal.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended September 30, 2010 was primarily due to an 8% increase in tons sold, primarily on long-term thermal coal supply contracts, as well as an increase in sales realization of $0.72 per ton.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the three months ended September 30, 2010, our Ancillary coal sales revenues decreased 35%, primarily due to a 29% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was further impacted by decreased realization of $4.78 per ton sold during the three months ended September 30, 2010 as a result of less favorable contract pricing for our coal as compared to the three months ended September 30, 2009.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to an increase in sales volumes on shipments with related freight and handling.

Other revenues—The decrease in other revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a $27.0 million payment received for early termination of two related coal supply agreements and lost margin on pre-termination shipments and the sale of a highwall mining system during the three months ended September 30, 2009. Further impacting other revenues was a decrease in contract mining revenues from the comparable period of 2009.

Costs and expenses

The following table depicts cost of operations for the three months ended September 30, 2010 and 2009 for the indicated categories:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$226,946	$208,083	$18,863	9%
Freight and handling costs	8,581	5,777	2,804	49%
Cost of other revenues	7,364	12,724	(5,360)	(42)%
Depreciation, depletion and amortization	25,867	26,996	(1,129)	(4)%
Selling, general and administrative expenses	8,652	5,351	3,301	62%
(Gain) loss on sale of assets	(86)	2	(88)	* %
Total costs and expenses	$277,324	$258,933	$18,391	7%

Cost of coal sales per ton	$52.10	$50.31	$1.79	4%

                         * not meaningful

The following table depicts cost of coal sales by reportable segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$146,133	$140,854	$5,279	4%
Northern Appalachian	58,095	44,491	13,604	31%
Illinois Basin	15,389	15,453	(64)	* %
Ancillary	7,329	7,285	44	1%
Cost of coal sales	$226,946	$208,083	$18,863	9%

* not meaningful

Cost of coal sales—For the three months ended September 30, 2010, cost of coal sales increased compared to the three months ended September 30, 2009 as a result of a 5% increase in tons sold and a 4% increase in cost of coal sales per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment increased due to an increase in cost of coal sales per ton from $57.19 per ton for the three months ended September 30, 2009 to $58.26 per ton for the three months ended September 30, 2010, as well as to a 2% increase in tons sold. The increase in cost of coal sales per ton is primarily due to an increase in labor costs. Labor costs per ton increased primarily as a result of a change in our policy during 2009 related to when employees are credited with vacation time. Labor costs were further impacted by enhanced safety and compliance standards. Partially offsetting this increase in cost per ton were decreases in cost associated with reclamation activities and a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the three months ended September 30, 2009.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to a 21% increase in tons sold, as well as an increase in cost of coal sales per ton from $49.21 per ton for the three months ended September 30, 2009 to $53.10 per ton for the three months ended September 30, 2010. The increase in cost per ton was primarily due to increases in royalties, taxes and fees, labor, repairs and maintenance and transportation costs. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves. Labor costs increased primarily as a result of a change in our policy during 2009 related to when employees are credited with vacation time. Labor costs were further impacted by enhanced safety and compliance standards. Repairs and maintenance costs increased on a per ton basis due to an effort to direct more resources towards repairing rather than replacing major components of machinery. Transportation costs increased on a per ton basis, primarily due to increased metallurgical coal sales which require additional trucking costs for processing and transfer to the loading facility. Partially offsetting these increases was a decrease in group medical insurance costs as compared to the three months ended September 30, 2009.

Illinois Basin. For the three months ended September 30, 2010, cost of coal sales from our Illinois Basin segment decreased due to a decrease in cost per ton from $27.40 for the three months ended September 30, 2009 to $25.35 for the three months ended September 30, 2010, partially offset by an 8% increase in tons sold. Cost of coal sales per ton decreased due to decreases in labor and benefit costs. Labor costs decreased primarily due to improved recovery of coal due to favorable mining conditions.  Benefit costs decreased as a result of a decrease in insurance costs as compared to the three months ended September 30, 2009.

Ancillary. Cost of coal sales from our Ancillary segment increased for the three months ended September 30, 2010 due to a $14.60 increase in cost per ton, partially offset by a 29% decrease in tons sold related to the expiration of certain brokered coal contracts.

Cost of other revenues—Cost of other revenues decreased primarily due to costs related to the sale of a highwall mining system during the three months ended September 30, 2009 with no comparable sale during the three months ended September 30, 2010.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense decreased for the three months ended September 30, 2010, primarily due to reduced capital spending in recent periods and to increased amortization income related to shipments on below-market contracts as compared to the three months ended September 30, 2009.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended September 30, 2010 increased primarily due to the favorable resolution of certain legal matters and the recovery of a potential bad debt during the three months ended September 30, 2009.

(Gain) loss on sale of assets—(Gain) loss on sale of assets was not significant during the three months ended September 30, 2010 and 2009.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA for the three months ended September 30, 2010 and 2009 is reconciled to its most comparable GAAP measure on page 30 of this Quarterly Report on Form 10-Q and in Note 14 to our condensed consolidated financial statements for the three months ended September 30, 2010.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$41,654	$53,654	$(12,000)	(22)%
Northern Appalachian	21,791	5,795	15,996	276%
Illinois Basin	7,294	5,170	2,124	41%
Ancillary	(9,132)	66	(9,198)	* %
Total Adjusted EBITDA	$61,607	$64,685	$(3,078)	(5)%

 * not meaningful

Central Appalachian. Adjusted EBITDA for the three months ended September 30, 2010 decreased compared to the three months ended September 30, 2009, primarily due to a $27.0 million payment received for early termination of two related coal supply agreements and lost margin on pre-termination shipments during the comparable period of 2009. Partially offsetting this decrease was a $5.55 per ton increase in profit margins, as well as an increase of approximately 45,000 tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to increased profit margins of $13.21 per ton. Adjusted EBITDA also increased due to an increase of approximately 190,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the three months ended September 30, 2010 resulting from an increase in profit margins of $2.77 per ton, as well as an increase of approximately 43,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily due to a decrease in profit margins of $19.38 per ton and a decrease of approximately 59,000 tons sold related to the expiration of brokered coal contracts, as well as to decreased shipments on various remaining contracts.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$21,810	$29,339	$(7,529)	(26)%
Depreciation, depletion and amortization	17,129	18,171	(1,042)	(6)%
Interest expense, net	1,113	1,246	(133)	(11)%
Income tax expense	1,602	4,898	(3,296)	(67)%
Adjusted EBITDA	$41,654	$53,654	$(12,000)	(22)%

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$15,359	$1,078	$14,281	* %
Depreciation, depletion and amortization	4,777	5,100	(323)	(6)%
Interest expense, net	173	200	(27)	(14)%
Income tax expense (benefit)	1,483	(581)	2,064	* %
Noncontrolling interest	(1)	(2)	1	50%
Adjusted EBITDA	$21,791	$5,795	$15,996	276%

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$5,045	$2,241	$2,804	125%
Depreciation, depletion and amortization	2,671	2,221	450	20%
Interest expense, net	113	31	82	265%
Income tax expense (benefit)	(535)	677	(1,212)	* %
Adjusted EBITDA	$7,294	$5,170	$2,124	41%

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(17,364)	$(13,942)	$(3,422)	(25)%
Depreciation, depletion and amortization	1,290	1,504	(214)	(14)%
Interest expense, net	7,927	11,932	(4,005)	(34)%
Income tax expense (benefit)	(1,933)	572	(2,505)	* %
Loss on extinguishment of debt	948	—	948	* %
Adjusted EBITDA	$(9,132)	$66	$(9,198)	* %

	Three months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$24,850	$18,716	$6,134	33%
Depreciation, depletion and amortization	25,867	26,996	(1,129)	(4)%
Interest expense, net	9,326	13,409	(4,083)	(30)%
Income tax expense	617	5,566	(4,949)	(89)%
Loss on extinguishment of debt	948	—	948	* %
Noncontrolling interest	(1)	(2)	1	50%
Adjusted EBITDA	$61,607	$64,685	$(3,078)	(5)%

                         * not meaningful

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the nine months ended September 30, 2010 and 2009 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$834,797	$775,281	$59,516	8%
Freight and handling revenues	26,964	20,452	6,512	32%
Other revenues	40,337	83,652	(43,315)	(52)%
Total revenues	$902,098	$879,385	$22,713	3%

Tons sold	12,793	12,996	(203)	(2)%
Coal sales revenue per ton	$65.25	$59.66	$5.59	9%

The following table depicts coal sales revenues by reportable segment for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$534,525	$526,245	$8,280	2%
Northern Appalachian	208,137	157,887	50,250	32%
Illinois Basin	67,593	56,654	10,939	19%
Ancillary	24,542	34,495	(9,953)	(29)%
Total coal sales revenues	$834,797	$775,281	$59,516	8%

The following table depicts tons sold by reportable segment for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	Tons	%
	(in thousands, except percentages)
Central Appalachian	7,300	7,712	(412)	(5)%
Northern Appalachian	3,212	2,959	253	9%
Illinois Basin	1,844	1,700	144	8%
Ancillary	437	625	(188)	(30)%
Total tons sold	12,793	12,996	(203)	(2)%

Coal sales revenues—Coal sales revenues are derived from sales of produced coal and brokered coal contracts. Coal sales revenues increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase in sales realization of $5.59 per ton resulting from favorable pricing of metallurgical coal. Offsetting the increase in sales realization was a 2% decrease in tons sold.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the nine months ended September 30, 2010 increased over the same period in 2009 due to an increase in sales realization of $4.98 per ton, which was driven by higher average contract prices for metallurgical coal. Partially offsetting this increase in sales realization was a 5% decrease in tons sold, largely driven by the expiration of certain coal supply agreements.

Northern Appalachian. For the nine months ended September 30, 2010, our Northern Appalachian coal sales revenues increased compared to the nine months ended September 30, 2009 as a result of increased sales realization of $11.44 per ton, as well as a 9% increase in tons sold. The increase in sales realization and tons sold is a result of increased participation in the spot market due to more favorable pricing of metallurgical coal.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the nine months ended September 30, 2010 was primarily due to an increase in sales realization of $3.33 per ton, as well as an 8% increase in tons sold, primarily on long-term thermal coal supply contracts.

Ancillary. Our Ancillary segment’s coal sales revenues are comprised of coal sold under brokered coal contracts. For the nine months ended September 30, 2010, our Ancillary coal sales revenues decreased 29% due to a 30% decrease in tons sold related to the expiration of certain coal supply agreements, as well as to decreased shipments on various remaining contracts. This decrease was partially offset by increased realization of $0.99 per ton sold.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase in sales volumes on shipments with related freight and handling. Additionally, our subsidiary, ADDCAR, sold a highwall mining machine during the nine months ended September 30, 2010, with the related shipping cost reimbursement included in freight and handling revenues and costs. There were no comparable shipping costs incurred during the nine months ended September 30, 2009.

Other revenues—The decrease in other revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to $34.9 million in payments for early termination of coal supply agreements and lost margin on pre-termination shipments and a $7.7 million gain on the termination of a below-market contract during 2009, as well as to decreased contract mining revenues in 2010. Partially offsetting these decreases was an increase in revenues from the sale of highwall mining systems.

Costs and expenses

The following table depicts cost of operations for the nine months ended September 30, 2010 and 2009 for the indicated categories:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$658,938	$647,372	$11,566	2%
Freight and handling costs	26,964	20,452	6,512	32%
Cost of other revenues	40,945	28,690	12,255	43%
Depreciation, depletion and amortization	78,399	79,294	(895)	(1)%
Selling, general and administrative expenses	25,572	24,632	940	4%
Gain on sale of assets	(3,601)	(3,184)	(417)	(13)%
Total costs and expenses	$827,217	$797,256	$29,961	4%

Cost of coal sales per ton	$51.51	$49.81	$1.70	3%

The following table depicts cost of coal sales by reportable segment for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$419,673	$436,827	$(17,154)	(4)%
Northern Appalachian	165,965	141,614	24,351	17%
Illinois Basin	51,790	45,940	5,850	13%
Ancillary	21,510	22,991	(1,481)	(6)%
Cost of coal sales	$658,938	$647,372	$11,566	2%

Cost of coal sales—For the nine months ended September 30, 2010, cost of coal sales increased compared to the nine months ended September 30, 2009, primarily as a result of a 4% increase in cost of coal sales per ton, partially offset by a 2% decrease in tons sold.

Central Appalachian. Cost of coal sales from our Central Appalachian segment decreased primarily due to a 5% decrease in tons sold. Offsetting the decrease in tons sold was an increase in cost of coal sales per ton from $56.65 per ton for the nine months ended September 30, 2009 to $57.49 per ton for the nine months ended September 30, 2010. The increase in cost of coal sales per ton is primarily due to increases in labor costs and royalties, taxes and fees. Labor costs per ton increased primarily as a result of a change in our policy during the nine months ended September 30, 2009 related to when employees are credited with vacation time. Labor costs were further impacted by enhanced safety and compliance standards. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves. Cost of coal sales per ton also increased due to higher roof control and other miscellaneous direct costs. Partially offsetting these increases in cost per ton was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the nine months ended September 30, 2009.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to a 9% increase in tons sold and an increase in cost of coal sales per ton from $47.85 per ton for the nine months ended September 30, 2009 to $51.67 per ton for the nine months ended September 30, 2010. The increase in cost per ton was primarily due to increases in labor, repairs and maintenance and transportation costs, as well as higher royalties, taxes and fees. Labor costs increased primarily as a result of a change in our policy during the nine months ended September 30, 2009 related to when employees are credited with vacation time. Labor costs were further impacted by enhanced safety and compliance standards. Repairs and maintenance costs increased on a per ton basis due to an effort to direct more resources towards repairing rather than replacing equipment. Transportation costs increased on a per ton basis, primarily due to increased trucking costs for processing and transferring of metallurgical coal. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton sold and increased royalty rates on certain leased reserves. Further impacting the increase in cost per ton were increases in contract labor costs. Partially offsetting these increases was a decrease in fuel, lubricants and chemicals as diesel fuel costs have declined as compared to the nine months ended September 30, 2009.

Illinois Basin. For the nine months ended September 30, 2010, cost of coal sales from our Illinois Basin segment increased due to an 8% increase in tons sold and an increase in cost per ton from $27.02 for the nine months ended September 30, 2009 to $28.08 for the nine months ended September 30, 2010. Cost of coal sales per ton increased due to increases in roof control and ventilation costs, operating supplies and contract labor. Roof control and ventilation costs and operating supplies per ton increased primarily as a result of purchasing more costly materials required for producing coal in aging areas of the mine. Contract labor increased as a result of enhanced safety and compliance standards. Partially offsetting these increases was a decrease in labor costs resulting from improved recovery of coal due to favorable mining conditions.

Ancillary. Cost of coal sales from our Ancillary segment decreased for the nine months ended September 30, 2010 due to a 30% decrease in tons sold related to the expiration of certain brokered coal contracts, partially offset by a $12.46 increase in cost per ton.

Cost of other revenues—For the nine months ended September 30, 2010, cost of other revenues increased primarily due to a $10.0 million payment made for the early termination of a coal supply agreement and an increase in costs related to sales of highwall mining systems. Partially offsetting these increases in cost of other revenues was a decrease in labor and benefit costs as a result of the termination of contract mining contracts.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense remained relatively consistent compared to the nine months ended September 30, 2009.

Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2010 increased primarily due to the favorable resolution of certain legal matters and the recovery of a potential bad debt during the nine months ended September 30, 2009. Partially offsetting these increases was a decrease in legal and professional fees.

Gain on sale of assets—Gain on sale of assets increased for the nine months ended September 30, 2010 due to a $3.5 million gain related to the sale of a highwall mining system previously used in operations during the nine months ended September 30, 2010 versus a $2.9 million gain on the sale of a loadout facility during the nine months ended September 30, 2009.

Adjusted EBITDA by reportable segment

Adjusted EBITDA for the nine months ended September 30, 2010 and 2009 is reconciled to its most comparable GAAP measure on page 36 of this Quarterly Report on Form 10-Q and in Note 14 to our condensed consolidated financial statements for the nine months ended September 30, 2010.

The following table depicts Adjusted EBITDA by reportable segment for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian	$118,377	$130,253	$(11,876)	(9)%
Northern Appalachian	36,845	21,248	15,597	73%
Illinois Basin	17,294	11,803	5,491	47%
Ancillary	(19,236)	(1,881)	(17,355)	(923)%
Total Adjusted EBITDA	$153,280	$161,423	$(8,143)	(5)%

Central Appalachian. Adjusted EBITDA for the nine months ended September 30, 2010 decreased compared to the nine months ended September 30, 2009, primarily due to $27.5 million received for early termination of coal supply agreements and lost margin on pre-termination shipments and a $7.7 million gain on the termination of a below-market contract in 2009, as well as a 412,000 ton decrease in tons sold. Partially offsetting these decreases was a $4.14 per ton increase in profit margins.

Northern Appalachian. The increase in Adjusted EBITDA was due to increased profit margins of $7.62 per ton. Adjusted EBITDA also increased due to an increase of approximately 253,000 tons sold. Offsetting these increases in Adjusted EBITDA was a $10.0 million payment made in 2010 for the early termination of a coal supply agreement.

Illinois Basin. Adjusted EBITDA increased during the nine months ended September 30, 2010 resulting from an increase in profit margins of $2.27 per ton, as well as an increase of approximately 144,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily due to a decrease in profit margins of $11.47 per ton and a decrease of approximately 188,000 tons sold related to the expiration of brokered coal contracts, as well as to decreased shipments on various remaining contracts. Further contributing to the decrease from our Ancillary segment was a decrease of $7.4 million received in the settlement of contract terminations during the nine months ended September 30, 2009 and decreased contract mining income. Offsetting these decreases was an increase in Adjusted EBITDA related to sales of highwall mining machines.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$56,636	$60,675	$(4,039)	(7)%
Depreciation, depletion and amortization	52,554	53,011	(457)	(1)%
Interest expense, net	3,473	3,343	130	4%
Income tax expense	5,714	13,224	(7,510)	(57)%
Adjusted EBITDA	$118,377	$130,253	$(11,876)	(9)%

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$18,814	$4,401	$14,413	327%
Depreciation, depletion and amortization	15,483	15,921	(438)	(3)%
Interest expense, net	542	340	202	59%
Income tax expense	2,007	563	1,444	256%
Noncontrolling interest	(1)	23	(24)	(104)%
Adjusted EBITDA	$36,845	$21,248	$15,597	73%

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$10,074	$4,505	$5,569	124%
Depreciation, depletion and amortization	6,739	5,884	855	15%
Interest expense, net	375	175	200	114%
Income tax expense	106	1,239	(1,133)	(91)%
Adjusted EBITDA	$17,294	$11,803	$5,491	47%

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(65,044)	$(36,790)	$(28,254)	(77)%
Depreciation, depletion and amortization	3,623	4,478	(855)	(19)%
Interest expense, net	28,251	35,783	(7,532)	(21)%
Income tax benefit	(15,099)	(5,352)	(9,747)	(182)%
Loss on extinguishment of debt	29,033	—	29,033	* %
Adjusted EBITDA	$(19,236)	$(1,881)	$(17,355)	(923)%

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except percentages)
Consolidated
Net income attributable to International Coal Group, Inc.	$20,480	$32,791	$(12,311)	(38)%
Depreciation, depletion and amortization	78,399	79,294	(895)	(1)%
Interest expense, net	32,641	39,641	(7,000)	(18)%
Income tax expense (benefit)	(7,272)	9,674	(16,946)	* %
Loss on extinguishment of debt	29,033	—	29,033	* %
Noncontrolling interest	(1)	23	(24)	(104)%
Adjusted EBITDA	$153,280	$161,423	$(8,143)	(5)%

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

   We believe the principal indicators of our liquidity are our cash position and remaining availability under our asset-based loan facility. As of September 30, 2010, our available liquidity was $235.7 million, including cash and cash equivalents of $213.2 million and $22.5 million available for borrowing under our $125.0 million asset-based loan facility. Total debt represented 31% of our total capitalization at September 30, 2010. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

    Under a universal shelf registration statement, which became effective January 15, 2010, we have the remaining capacity to offer and sell, from time to time, up to $175.7 million aggregate value of securities, including common stock and debt securities. This registration statement allows us to access the capital markets based on our liquidity and capital needs subject to favorable market and other conditions.

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

   We used the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance the repurchase of $138.8 million aggregate principal amount of our 2012 Convertible Notes, $114.5 million of which closed on April 6, 2010, $14.0 million of which closed on September 30, 2010 and $10.3 million of which closed on October 13, 2010. We used net proceeds from the 2018 Senior Notes offering to finance the repurchase of $175.0 million aggregate principal amount of our 10.25% Senior Notes due 2014 (the “2014 Senior Notes”), $169.1 million of which closed on March 22, 2010, $50,000 of which closed on April 5, 2010 and $5.9 million of which closed on July 15, 2010. The remaining proceeds will be used for general corporate purposes.

   We also secured a new four-year $125.0 million asset-based loan facility (the “ABL Loan Facility”) to replace our prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility, which provides up to $25.0 million in additional borrowing capacity and contains minimal financial covenants, such as a fixed-charge ratio and a capital expenditure limitation if our liquidity falls below certain thresholds, matures in February 2014. Any available borrowing capacity is available for loans or the issuance of letters of credit. The ABL Loan Facility has been used primarily for issuing letters of credit that collateralize our reclamation bonds. The ABL Loan Facility has an early acceleration provision if more than $20.0 million aggregate principal amount of our 2012 Convertible Notes were to have remained outstanding as of January 31, 2012. With the repurchases of the 2012 Convertible Notes that occurred during the nine months ended September 30, 2010 and in October 2010, this provision has been satisfied.  Subject to certain conditions, at any time prior to maturity, we will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200.0 million. Availability under the ABL Loan Facility is determined using a borrowing base calculation.

   We currently expect our total capital expenditures will be between $110.0 million to $115.0 million in 2010, substantially all of which will be for equipment and infrastructure at our existing operations, as well as for the development of our Tygart #1 complex. Cash paid for capital expenditures was approximately $65.9 million for the nine months ended September 30, 2010. We have funded and expect to continue to fund these capital expenditures from cash on hand, internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through the third quarter of 2011, including initial development of our Tygart #1 complex. To the extent necessary, management believes it has flexibility on the timing of these cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $28.3 million of cash paid for capital expenditures for the nine months ended September 30, 2010 was attributable to our Central Appalachian operations. This amount represents investments of approximately $9.0 million in our Beckley mining complex, $7.0 million at Knott County and $6.2 million at our Raven division. We paid approximately $20.3 million at our Northern Appalachian operations in the nine months ended September 30, 2010, approximately $8.3 million of which was for investments at our Vindex complex. Expenditures of approximately $16.1 million for our Illinois Basin operations were for development of a new mine portal and ongoing operations improvements. Approximately $1.2 million of cash paid for capital expenditures for the nine months ended September 30, 2010 was within our Ancillary segment.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the nine months ended September 30, 2010, we spent $5.2 million to meet these standards and anticipate spending an additional $2.4 million for the remainder of 2010. As a result of a recent explosion at a competitor’s mine, additional safety requirements may increase our capital and operating costs. See Item 1A — “Risk Factors” in our 2009 Annual Report on Form 10-K, or in subsequent filings with the Securities and Exchange Commission.

In addition, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. As a result, we recorded a one-time, non-cash income tax charge of $0.8 million during the nine months ended September 30, 2010 to reflect the impact of this change. The Health Care Reform Act also includes a provision to remove lifetime caps on medical plans. Our retiree medical plan has such a cap and, as a result of the Health Care Reform Act, we remeasured our postretirement benefit obligation in the second quarter of 2010 resulting in an additional liability of $6.3 million. The prior service cost associated with the plan change will be amortized over the average remaining working life of the related employees. We incurred additional expense of $0.8 million for the nine months ended September 30, 2010 related to the remeasurement. The Health Care Reform Act also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. We do not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on our September 30, 2010 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on our financial position, results of operations or cash flows.

Cash Flows

Net cash provided by operating activities was $132.5 million for the nine months ended September 30, 2010, an increase of $41.4 million from the same period in 2009. This increase is attributable to a $46.8 million increase due to the change in net operating assets and liabilities, offset by a decrease in net income of $5.4 million, after adjustment for non-cash charges.

For the nine months ended September 30, 2010, net cash used in investing activities was $53.2 million compared to $47.0 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, $65.9 million of cash was paid for capital expenditures at existing mining and ancillary operations compared to $48.7 million in the same period of 2009. Additionally, cash flows from investing activities for the nine months ended September 30, 2010 included $8.9 million due to the withdrawal of restricted cash previously pledged as collateral.

Net cash provided by financing activities was $41.3 million for the nine months ended September 30, 2010. We received proceeds from our 2017 Convertible Notes, 2018 Senior Notes and Common Stock offerings of $416.0 million. We used $344.7 million of these proceeds to repurchase a portion of our 2014 Senior Notes and 2012 Convertible Notes. Additionally, we made payments of $17.6 million on our short- and long-term debt obligations. We also incurred additional finance costs of $14.7 million for the nine months ended September 30, 2010 related to the debt offerings and our asset-based loan facility. Net cash used in financing activities of $10.3 million for the nine months ended September 30, 2009 was due to repayments on our short- and long-term debt of $18.2 million and deferred finance costs of $1.2 million paid to amend our credit facility. Offsetting these payments were borrowings on our long-term debt of $9.1 million used to finance equipment.

Credit Facility and Long-Term Debt Obligations

As of September 30, 2010 our total long-term indebtedness consisted of the following (in thousands):

September 30, 2010
9.125% Senior Notes, due 2018, net of debt discount of $1,340	$198,660
4.00% Convertible Senior Notes, due 2017, net of debt discount of $32,805	82,195
9.00% Convertible Senior Notes, due 2012, net of debt discount of $477	10,533
Equipment notes	47,109
Capital lease and other	1,503
Total	340,000
Less current portion	(29,237)
Long-term debt and capital lease	$310,763

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

   Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under the ABL Loan Facility and equipment credit facility, will be adequate at least through the third quarter of 2011 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling low-margin operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Recent Accounting Pronouncements

   See Note 2—Summary of Significant Accounting Policies and General to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q related to recently issued accounting pronouncements, which information is incorporated herein by reference.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of September 30, 2010, approximately 99% of our 2010 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note 12—Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q relating to certain legal proceedings, which information is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the risk factors that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or in subsequent filings with the Securities and Exchange Commission.

Item 5.	Other Information

Mine Safety and Health Administration Data

We believe that every employee should enjoy a safe workplace and we want each employee to return home healthy and safely every day. Our safety culture relies on involving all employees in the safety process through programs, such as the Employee Involvement Group, which obtain individual commitments to making our workplaces safe and to doing the job right the first time. We believe that involving our employees in problem-solving solutions and the design of our improvement processes creates a stronger team approach. Our safety processes include training programs for accident prevention, hazard recognition and safe work procedures to improve the individual skills of each employee. We are now implementing our Continuous Safety Improvement process, which creates individual Safety Improvement Plans for each business unit that are designed to improve overall safety performance, as well as regulatory compliance performance.

These safety programs empower all of our employees to champion the safety process. Every person is challenged to identify hazards and initiate corrective actions. We encourage our employees to report any safety concerns to management immediately, but we also provide the ability for employees to report concerns anonymously, in either event allowing hazards to be dealt with in a timely manner. All levels of the organization are expected to be proactive and commit to continuous improvement, implementing new safety processes, when appropriate, that promote a safe and healthy work environment. As a result of these efforts, many of our mining operations have been recognized with state and national awards over the years for outstanding safety performance. During the nine months ended September 30, 2010, 12 individual safety awards were presented to our operations.

Our subsidiaries operate multiple mining complexes in five states and are regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies. As described in more detail in the “Environmental, Safety and Other Regulatory Matters” section of our Annual Report on Form 10-K for the year ended December 31, 2009, the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”) and state regulatory agencies, among other regulations, imposes stringent safety and health standards on all aspects of mining operations. Regulatory inspections are mandated by these agencies with thousands of inspection shifts at our properties each year. Citations and compliance metrics at each of our 13 affiliated mining properties vary, due to the size and type of the operation. We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations. However, violations occur from time to time. None of the violations identified or the monetary penalties assessed upon us set forth in the tables below have been material.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the following information for the three months ended September 30, 2010: Section 104 Citations: The total number of violations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated; Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated; Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards; Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed; and Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act. The Company has the right to contest through legal proceedings a citation, order or penalty assessment, which the Company does, from time to time, when it deems appropriate.

MSHA Mine ID	Mine Operator	Section 104 Significant and Substantial Citations	Section 104(b) Withdrawal Orders	Section 104(d) Unwarrantable Failure Citation/ Orders	Section 107(a) Imminent Danger Orders	Section 110(b)(2) Flagrant Violations
4801645	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202351	ICG ADDCAR Systems, LLC	—	—	—	—	—
4609041	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202416	ICG ADDCAR Systems, LLC	2	—	—	—	—
1202356	ICG ADDCAR Systems, LLC	—	—	—	—	—
4608799	ICG ADDCAR Systems, LLC	—	—	—	—	—
1517110	ICG Knott County, LLC	—	—	—	—	—
1518393	ICG Knott County, LLC	—	—	—	—	—
1518522	ICG Knott County, LLC	13	—	2	—	—
1516567	ICG Knott County, LLC	1	—	—	—	—
1519447	ICG Knott County, LLC	12	—	—	—	—
1519240	ICG Knott County, LLC	—	—	—	—	—
1518949	ICG Knott County, LLC	9	—	1	—	—
1518710	ICG Knott County, LLC	—	—	—	—	—
1517724	ICG Knott County, LLC	—	—	—	—	—
1519497	ICG Knott County, LLC	3	—	—	—	—
1519323	ICG Knott County, LLC	7	—	—	—	—
1518048	ICG Hazard, LLC	5	—	—	—	—
1518613	ICG Hazard, LLC	5	—	—	—	—
1518181	ICG Hazard, LLC	—	—	—	—	—
1517746	ICG Hazard, LLC	12	—	—	—	—
1513495	ICG Hazard, LLC	1	—	—	—	—
1519391	ICG Hazard, LLC	1	—	—	—	—
1518966	ICG Hazard, LLC	—	—	—	—	—
1519236	ICG Hazard, LLC	—	—	—	—	—
1519416	ICG Hazard, LLC	3	—	—	—	—
1515506	ICG Hazard, LLC	—	—	—	—	—
1511991	ICG Hazard, LLC	6	—	—	—	—
1518850	ICG Hazard, LLC	—	—	—	—	—
1518991	ICG Hazard, LLC	14	—	—	—	—
1519281	ICG Hazard, LLC	—	—	—	—	—

MSHA Mine ID	Mine Operator	Section 104 Significant and Substantial Citations	Section 104(b) Withdrawal Orders	Section 104(d) Unwarrantable Failure Citation/ Orders	Section 107(a) Imminent Danger Orders	Section 110(b)(2) Flagrant Violations
1517960	ICG East Kentucky, LLC	4	—	—	—	—
1519382	ICG East Kentucky, LLC	—	—	—	—	—
1518193	ICG East Kentucky, LLC	—	—	—	—	—
1519070	ICG East Kentucky, LLC	4	—	—	—	—
1516290	ICG East Kentucky, LLC	—	—	—	—	—
4407060	Powell Mountain Energy, LLC	—	—	—	—	—
4407207	Powell Mountain Energy, LLC	—	—	—	—	—
4405605	Powell Mountain Energy, LLC	3	—	—	—	—
1518734	Powell Mountain Energy, LLC	16	—	6	—	—
4609115	Wolf Run Mining Company	13	—	1	—	—
4608791	Wolf Run Mining Company	—	—	—	—	—
4605544	Wolf Run Mining Company	—	—	—	—	—
4608364	Wolf Run Mining Company	—	—	—	—	—
4605823	Upshur Property, Inc.	2	—	—	—	—
4604168	Wolf Run Mining Company	33	—	3	—	—
4608777	Wolf Run Mining Company	1	—	—	—	—
4607945	ICG Eastern, LLC	1	—	—	—	—
4608390	ICG Eastern, LLC	2	—	—	—	—
4609220	ICG Eastern, LLC	—	—	—	—	—
4605252	ICG Beckley, LLC	31	—	—	—	—
4609216	ICG Beckley, LLC	—	—	—	—	—
1800749	Vindex Energy Corporation	—	—	—	—	—
1800769	Vindex Energy Corporation	—	—	—	—	—
1800170	Vindex Energy Corporation	2	—	—	—	—
4602151	Vindex Energy Corporation	—	—	—	—	—
4607837	Vindex Energy Corporation	1	—	2	—	—
4609369	Vindex Energy Corporation	3	—	—	—	—
1800709	Vindex Energy Corporation	—	—	—	—	—
1102664	ICG Illinois, LLC	33	—	5	—	—
4607654	Patriot Mining Company, Inc.	1	—	—	—	—
4607555	Patriot Mining Company, Inc.	—	—	—	—	—

      The following table that sets forth for the three months ended September 30, 2010: the total dollar value of proposed assessments from MSHA; the total number of mining-related fatalities; the total number of written notices of pattern of violations; the total number of written notices of the potential to have a pattern of violations; and the total number of pending legal actions before the Federal Mine Safety and Health Review Commission for each of our subsidiaries that is a coal mine operator, by individual mine.

      All of the legal actions below were initiated by us to contest citations, orders or proposed assessments issued by MSHA, and if we are successful, may result in a reduction or dismissal of those citations, orders or assessments.

MSHA Mine ID	Mine Operator	Total Dollar Value of Proposed MSHA Assessments (in thousands)	Number of Mining-Related Fatalities	Number of Written Notices of Pattern of Violations	Number of Notices of the Potential to Have a Pattern of Violations	Legal Actions pending before the Federal Mine Safety and Health Review Commission
4801645	ICG ADDCAR Systems, LLC	$—	—	—	—	—
1202351	ICG ADDCAR Systems, LLC	—	—	—	—	1
4609041	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202416	ICG ADDCAR Systems, LLC	1	—	—	—	—
1202356	ICG ADDCAR Systems, LLC	—	—	—	—	—
4608799	ICG ADDCAR Systems, LLC	1	—	—	—	1
1517110	ICG Knott County, LLC	—	—	—	—	5
1518393	ICG Knott County, LLC	—	—	—	—	1
1518522	ICG Knott County, LLC	23	—	—	—	4
1516567	ICG Knott County, LLC	1	—	—	—	—
1519447	ICG Knott County, LLC	2	—	—	—	—
1519240	ICG Knott County, LLC	—	—	—	—	1
1518949	ICG Knott County, LLC	124	—	—	—	7
1518710	ICG Knott County, LLC	—	—	—	—	1
1517724	ICG Knott County, LLC	—	—	—	—	—
1519497	ICG Knott County, LLC	—	—	—	—	—
1519323	ICG Knott County, LLC	10	—	—	—	—
1518048	ICG Hazard, LLC	19	—	—	—	1
1518613	ICG Hazard, LLC	4	—	—	—	—
1518181	ICG Hazard, LLC	—	—	—	—	—
1517746	ICG Hazard, LLC	66	—	—	—	1
1513495	ICG Hazard, LLC	—	—	—	—	—
1519391	ICG Hazard, LLC	—	—	—	—	—
1518966	ICG Hazard, LLC	29	—	—	—	—
1519236	ICG Hazard, LLC	—	—	—	—	—
1519416	ICG Hazard, LLC	1	—	—	—	—
1515506	ICG Hazard, LLC	—	—	—	—	1
1511991	ICG Hazard, LLC	4	—	—	—	—
1518850	ICG Hazard, LLC	—	—	—	—	3
1518991	ICG Hazard, LLC	75	—	—	—	18
1519281	ICG Hazard, LLC	—	—	—	—	2

MSHA Mine ID	Mine Operator	Total Dollar Value of Proposed MSHA Assessments (in thousands)	Number of Mining-Related Fatalities	Number of Written Notices of Pattern of Violations	Number of Notices of the Potential to Have a Pattern of Violations	Legal Actions pending before the Federal Mine Safety and Health Review Commission
1517960	ICG East Kentucky, LLC	$2	—	—	—	—
1519382	ICG East Kentucky, LLC	—	—	—	—	—
1518193	ICG East Kentucky, LLC	—	—	—	—	—
1519070	ICG East Kentucky, LLC	—	—	—	—	—
1516290	ICG East Kentucky, LLC	—	—	—	—	—
4407060	Powell Mountain Energy, LLC	—	—	—	—	—
4407207	Powell Mountain Energy, LLC	—	—	—	—	—
4405605	Powell Mountain Energy, LLC	—	—	—	—	—
1518734	Powell Mountain Energy, LLC	170	—	—	—	15
4609115	Wolf Run Mining Company	19	—	—	—	4
4608791	Wolf Run Mining Company	—	—	—	—	3
4605544	Wolf Run Mining Company	—	—	—	—	—
4608364	Wolf Run Mining Company	—	—	—	—	—
4605823	Upshur Property, Inc.	1	—	—	—	—
4604168	Wolf Run Mining Company	73	—	—	—	24
4608777	Wolf Run Mining Company	—	—	—	—	—
4607945	ICG Eastern, LLC	1	—	—	—	—
4608390	ICG Eastern, LLC	1	—	—	—	—
4609220	ICG Eastern, LLC	—	—	—	—	—
4605252	ICG Beckley, LLC	41	—	—	—	8
4609216	ICG Beckley, LLC	—	—	—	—	—
1800749	Vindex Energy Corporation	3	—	—	—	—
1800769	Vindex Energy Corporation	1	—	—	—	—
1800170	Vindex Energy Corporation	—	—	—	—	—
4602151	Vindex Energy Corporation	—	—	—	—	1
4607837	Vindex Energy Corporation	1	—	—	—	—
4609369	Vindex Energy Corporation	—	—	—	—	—
1800709	Vindex Energy Corporation	—	—	—	—	—
1102664	ICG Illinois, LLC	228	—	—	—	24
4607654	Patriot Mining Company, Inc.	1	—	—	—	—
4607555	Patriot Mining Company, Inc.	—	—	—	—	—

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description	Note

3.1	Form of Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(A)

3.2	Form of Second Amended and Restated By-Laws of International Coal Group, Inc., as further amended on November 28, 2007	(B)

4.1	Form of Certificate of International Coal Group, Inc. Common Stock	(C)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(D)

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

Date: November 8, 2010