Form 10-Q
period 2011-03-31
International Coal Group, Inc.
filed 2011-05-06
CIK 1320934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of April 29, 2011—204,161,930.

PART I

Item 1.	Financial Statements

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186,566	$215,276
Accounts receivable, net of allowances of $1,334 and $1,005	111,210	82,557
Inventories, net	80,724	70,029
Deferred income taxes	1,420	13,563
Prepaid insurance	6,827	8,500
Income taxes receivable	682	129
Prepaid expenses and other	13,932	10,543
Total current assets	401,361	400,597

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, net	1,051,064	1,040,118
DEBT ISSUANCE COSTS, net	8,937	11,998
ADVANCE ROYALTIES, net	21,639	16,037
OTHER NON-CURRENT ASSETS	12,008	10,947
Total assets	$1,495,009	$1,479,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,294	$78,899
Short-term debt	1,598	2,797
Current portion of long-term debt and capital lease	103,527	17,928
Current portion of reclamation and mine closure costs	8,364	8,414
Current portion of employee benefits	3,831	3,831
Accrued expenses and other	47,582	61,092
Total current liabilities	245,196	172,961

LONG-TERM DEBT AND CAPITAL LEASE	228,437	308,422
RECLAMATION AND MINE CLOSURE COSTS	71,541	70,730
EMPLOYEE BENEFITS	84,129	81,868
DEFERRED INCOME TAXES	46,515	60,452
BELOW-MARKET COAL SUPPLY AGREEMENTS	25,934	26,823
OTHER NON-CURRENT LIABILITIES	43,921	4,176
Total liabilities	745,673	725,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock–par value $0.01, 200,000,000 shares authorized, none issued	—	—
Common stock–par value $0.01, 2,000,000,000 shares authorized, 204,210,833 and 204,155,827 shares issued and outstanding, respectively, as of March 31, 2011 and 203,870,564 and 203,824,372 shares issued and outstanding, respectively, as of December 31, 2010	2,042	2,038
Treasury stock	(309)	(216)
Additional paid-in capital	852,812	851,440
Accumulated other comprehensive loss	(3,353)	(3,459)
Retained deficit	(101,920)	(95,602)
Total International Coal Group, Inc. stockholders’ equity	749,272	754,201
Noncontrolling interest	64	64
Total stockholders’ equity	749,336	754,265
Total liabilities and stockholders’ equity	$1,495,009	$1,479,697

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
REVENUES:
Coal sales revenues	$283,711	$270,490
Freight and handling revenues	7,152	9,377
Other revenues	11,126	8,727
Total revenues	301,989	288,594
COSTS AND EXPENSES:
Cost of coal sales	217,964	220,065
Freight and handling costs	7,152	9,377
Cost of other revenues	7,342	7,181
Depreciation, depletion and amortization	25,656	26,397
Selling, general and administrative	51,152	8,585
Gain on sale of assets, net	(6,723)	(3,481)
Total costs and expenses	302,543	268,124
Income (loss) from operations	(554)	20,470
INTEREST AND OTHER EXPENSE:
Loss on extinguishment of debt	—	(21,987)
Interest expense, net	(8,110)	(13,300)
Total interest and other expense	(8,110)	(35,287)
Loss before income taxes	(8,664)	(14,817)
INCOME TAX BENEFIT	2,357	5,965
Net loss	(6,307)	(8,852)
Net income attributable to noncontrolling interest	(11)	—
Net loss attributable to International Coal Group, Inc.	$(6,318)	$(8,852)

Earnings per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted-average common shares outstanding:
Basic	202,699,052	181,382,766
Diluted	202,699,052	181,382,766

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,307)	$(8,852)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	25,656	26,397
Loss on extinguishment of debt	—	21,987
Amortization and write-off of deferred finance costs and debt discount	1,458	3,158
Amortization of accumulated employee benefit obligations	172	(7)
Compensation expense on share based awards	1,218	984
Gain on sale of assets, net	(6,723)	(3,481)
Provision for bad debt	329	(79)
Deferred income taxes	(1,860)	(7,583)
Changes in Assets and Liabilities:
Accounts receivable	(18,813)	(24,463)
Inventories	(10,695)	3,914
Prepaid expenses and other	(2,269)	856
Other non-current assets	(4,530)	761
Accounts payable	912	5,425
Accrued expenses and other	(13,510)	(16,133)
Reclamation and mine closure costs	761	(339)
Other liabilities	42,067	2,890
Net cash from operating activities	7,866	5,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	245	1,000
Additions to property, plant, equipment and mine development	(31,106)	(20,635)
Withdrawals of restricted cash	394	8,854
Distribution to joint venture	(11)	—
Net cash from investing activities	(30,478)	(10,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt	(1,199)	(833)
Repayments on long-term debt and capital lease	(4,964)	(4,928)
Proceeds from convertible notes offering	—	115,000
Proceeds from senior notes offering	—	198,596
Proceeds from common stock offering	—	102,453
Repurchases of senior notes	—	(181,612)
Purchases of treasury stock	(93)	(11)
Proceeds from stock options exercised	158	—
Debt issuance costs	—	(14,243)
Net cash from financing activities	(6,098)	214,422
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,710)	209,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,276	92,641
CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,566	$301,717

Supplemental information:
Cash paid for interest (net of amount capitalized)	$12,203	$21,837
Cash received for income taxes	$—	$1,076

Supplemental disclosure of non-cash items:
Issuance of common stock in exchange for convertible notes	$—	$25,712
Purchases of property, plant, equipment and mine development through accounts payable	$16,364	$10,817
Purchases of property, plant, equipment and mine development through financing arrangements	$9,619	$2,538

See notes to condensed consolidated financial statements.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
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

The accompanying interim condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2010 has been derived from the Company’s audited consolidated balance sheet. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.

(2) Summary of Significant Accounting Policies and General

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, Revenue Recognition (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Accounting Standards Codification Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangement. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(3) Inventories

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Coal	$44,860	$37,126
Parts and supplies	38,213	35,288
Reserve for obsolescence–parts and supplies	(2,349)	(2,385)
Inventories, net	$80,724	$70,029

(4) Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are summarized by major classification as follows:

	March 31, 2011	December 31, 2010
Plant and equipment	$668,361	$655,014
Coal lands and mineral rights	586,827	586,618
Mine development	256,909	242,699
Land and land improvements	25,613	24,781
Coalbed methane well development costs	14,697	14,697
	1,552,407	1,523,809
Less accumulated depreciation, depletion and amortization	(501,343)	(483,691)
Property, plant, equipment and mine development, net	$1,051,064	$1,040,118

Depreciation, depletion and amortization expense related to property, plant, equipment and mine development for the three months ended March 31, 2011 and 2010 was $26,510 and $27,250, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(5) Capital Restructuring

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

During 2010, the Company used $169,458 of the net proceeds from the Common Stock and 2017 Convertible Notes offerings to finance the repurchase of $138,771 aggregate principal amount of its 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”). The Company used $188,960 of the net proceeds from the 2018 Senior Notes offering to finance the repurchase of $175,000 aggregate principal amount of its 10.25% Senior Notes due 2014 (the “2014 Senior Notes”). The remaining proceeds were used for general corporate purposes. Additionally, the Company entered into a series of agreements to exchange a portion of its outstanding 2012 Convertible Notes for shares of common stock in December 2009. One exchange agreement, as amended, provided for closing of additional exchanges in January 2010. The Company recorded a loss on extinguishment of debt of $21,987 during the three months ended March 31, 2010 related to these debt repurchases and exchanges.

Additionally, in February 2010, the Company secured a new four-year $125,000 asset-based loan facility (the “ABL Loan Facility”) to replace its prior revolving credit facility which was set to expire in June 2011. The ABL Loan Facility provides additional borrowing capacity, contains minimal financial covenants and matures in February 2014. The ABL Loan Facility has been used primarily for issuing letters of credit that collateralize the Company’s reclamation bonds.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(6) Debt

Long-Term Debt and Capital Lease

 Long-term debt and capital lease consisted of the following:

	March 31, 2011	December 31, 2010
9.125% Senior Notes, due 2018, net of debt discount of $1,276 and $1,308, respectively	$198,724	$198,692
4.00% Convertible Senior Notes, due 2017, net of debt discount of $30,958 and $31,882, respectively	84,042	83,118
Equipment notes	47,790	42,730
9.00% Convertible Senior Notes, due 2012, net of debt discount of $24 and $28, respectively	707	703
Capital lease and other	701	1,107
Total	331,964	326,350
Less current portion	(103,527)	(17,928)
Long-term debt and capital lease	$228,437	$308,422

9.125% Senior notes due 2018—The obligations under the 2018 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company’s wholly-owned domestic subsidiaries other than subsidiaries that are designated as unrestricted subsidiaries. The 2018 Senior Notes and the guarantees are secured by a second-priority lien on, and security interest in, substantially all of the Company’s and the guarantors’ assets, junior to first-priority liens that secure the Company’s ABL Loan Facility and certain other permitted liens under the indenture that governs the notes. Interest on the 2018 Senior Notes is payable semi-annually in arrears on April 1st and October 1st of each year. Prior to April 1, 2014, the Company may redeem all or a part of the 2018 Senior Notes at a price equal to 100% of the principal amount plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. The Company may redeem the 2018 Senior Notes, in whole or in part, beginning on April 1, 2014. The initial redemption price will be 104.563% of their aggregate principal amount, plus accrued and unpaid interest. The redemption price declines to 102.281% and 100.000% of their aggregate principal amount, plus accrued and unpaid interest, on April 1, 2015 and April 1, 2016 and thereafter, respectively. In addition, at any time and from time to time prior to April 1, 2013, the Company may redeem up to 35% of the 2018 Senior Notes at a redemption price equal to 109.125% of its principal amount plus accrued and unpaid interest using proceeds from sales of certain kinds of the Company’s capital stock. Upon the occurrence of a change of control or the sale of the Company’s assets, it may be required to repurchase some or all of the notes.

The indenture governing the 2018 Senior Notes contains covenants that limit the Company’s ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends, repurchase, repay or redeem its capital stock, make certain investments, sell assets and incur liens. As of March 31, 2011, the Company was in compliance with its covenants under the indenture.

  INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

4.00% Convertible senior notes due 2017—The 2017 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed jointly and severally on a senior unsecured basis by all of the Company’s material future and current domestic subsidiaries or that guarantee the ABL Loan Facility on a senior basis. The 2017 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on April 1st and October 1st of each year.

The 2017 Convertible Notes are convertible into the Company’s common stock at an initial conversion price, subject to adjustment, of $5.81 per share (approximating 172.0874 shares per one thousand dollar principal amount of the 2017 Convertible Notes). Holders may convert their notes at their option prior to January 1, 2017 only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending September 30, 2010 (and only during that quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of such notes in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period, or the note measurement period, in which the trading price per note for each trading day of that note measurement period was equal to or less than 97% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; and (iii) upon the occurrence of specified corporate transactions. In addition, the notes will be convertible irrespective of the foregoing circumstances from, and including, January 1, 2017 to, and including, the business day immediately preceding April 1, 2017. Upon conversion, the Company will have the right to deliver cash, shares of its common stock or a combination thereof, at the Company’s election. If the Company elects to settle any excess conversion value of the 2017 Convertible Notes in cash, the holder will receive, for each one thousand dollar principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the 2017 Convertible Notes are surrendered. At any time on or prior to the 23rd business day immediately preceding the maturity date, the Company may irrevocably elect to deliver solely shares of its common stock in respect of the Company’s conversion obligation or pay cash up to the aggregate principal amount of the notes to be converted and deliver shares of its common stock, cash or a combination thereof in respect of the remainder, if any, of the conversion obligation. It is the Company’s current intention to settle the principal amount of any notes converted in cash. The conversion rate, and thus the conversion price, will be subject to adjustment. A holder that surrenders notes for conversion in connection with a “make-whole fundamental change” that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. For a discussion of the effects of the 2017 Convertible Notes on earnings per share, see Note 11.

The 2017 Convertible Notes became convertible at the option of holders beginning April 1, 2011 because the closing sale price of the Company’s common stock on the New York Stock Exchange exceeded $7.55 (130% of the conversion price of $5.81 per share) for each of 20 or more trading days in the period of 30 consecutive trading days ending on March 31, 2011. As a result, the Company has included the 2017 Convertible Notes in the current portion of long-term debt in its consolidated balance sheet as of March 31, 2011. Additionally, the Company has included debt issuance costs related to the 2017 Convertible Notes totaling $2,554 as a current asset in prepaid expenses and other in its consolidated balance sheet as of March 31, 2011. The Company will reassess the convertibility of the 2017 Convertible Notes, and the related balance sheet classification, on a quarterly basis. In the event that a holder exercises the right to convert its 2017 Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. In the event that a holder elects to convert its Convertible Note, the Company expects to fund any cash settlement of any such conversion from cash on hand.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

As of March 31, 2011 and December 31, 2010, the equity component of the 2017 Convertible Notes was $20,786 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $923 and $147 for the three months ended March 31, 2011 and 2010, respectively. Interest expense on the principal amount of the 2017 Convertible Notes was $1,150 and $192 for the three months ended March 31, 2011 and 2010, respectively. The Company has determined its non-convertible borrowing rate would have been 10.1% at issuance.

9.00% Convertible senior notes due 2012—The 2012 Convertible Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s material current and future domestic subsidiaries. The 2012 Convertible Notes and the related guarantees rank equal in right of payment to all of the Company’s and the guarantors’ respective existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on February 1st and August 1st of each year.

The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be convertible into shares of the Company’s common stock or, at the Company’s option, cash. The 2012 Convertible Notes are convertible at an initial conversion price, subject to adjustment, of $6.10 per share (approximating 163.8136 shares per one thousand dollar principal amount of the 2012 Convertible Notes). The 2012 Convertible Notes are convertible upon the occurrence of certain events, including (i) prior to February 12, 2012 during any calendar quarter after September 30, 2007, if the closing sale price per share of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) prior to February 12, 2012 during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price for the notes on each day during such five trading day period was equal to or less than 97% of the closing sale price of the Company’s common stock on such day multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions; and (iv) at any time from, and including February 1, 2012 until the close of business on the second business day immediately preceding August 1, 2012. In addition, upon events defined as a “fundamental change” under the 2012 Convertible Notes indenture, the Company may be required to repurchase the 2012 Convertible Notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Company elects to settle any excess conversion value of the 2012 Convertible Notes in cash, the holder will receive, for each one thousand dollar principal amount, the conversion rate multiplied by a 20-day average closing price of the common stock as set forth in the indenture beginning on the third trading day after the 2012 Convertible Notes are surrendered. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make-whole” premium) by increasing the conversion rate with respect to such notes. For a discussion of the effects of the 2012 Convertible Notes on earnings per share, see Note 11.

The 2012 Convertible Notes became convertible at the option of holders beginning April 1, 2011 because the closing sale price of the Company’s common stock on the New York Stock Exchange exceeded $7.93 (130% of the conversion price of $6.10 per share) for each of 20 or more trading days in the period of 30 consecutive trading days ending on March 31, 2011. As a result, the Company has included the 2012 Convertible Notes in the current portion of long-term debt in its consolidated balance sheet as of March 31, 2011. Additionally, the Company has included debt issuance costs related to the 2012 Convertible Notes totaling $8 as a current asset in prepaid expenses and other in its consolidated balance sheet as of March 31, 2011. The Company will reassess the convertibility of the 2012 Convertible Notes, and the related balance sheet classification, on a quarterly basis. In the event that a holder exercises the right to convert its 2012 Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. In the event that a holder elects to convert its Convertible Note, the Company expects to fund any cash settlement of any such conversion from cash on hand.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

As of March 31, 2011 and December 31, 2010, the equity component of the 2012 Convertible Notes was $44 and is included in additional paid-in capital. Interest expense resulting from amortization of the debt discount was $4 and $705 for the three months ended March 31, 2011 and 2010, respectively. Interest expense on the principal amount of the 2012 Convertible Notes was $16 and $3,200 for the three months ended March 31, 2011 and 2010, respectively. The Company has determined its non-convertible borrowing rate would have been 11.7% at issuance.

Asset-based loan facility—The ABL Loan Facility is a $125,000 senior secured facility with a four-year term, all of which is available for loans or the issuance of letters of credit. Subject to certain conditions, at any time prior to maturity, the Company will be able to elect to increase the size of the ABL Loan Facility, up to a maximum of $200,000. Availability under the ABL Loan Facility is determined using a borrowing base calculation. The ABL Loan Facility is guaranteed by all of the Company’s current and future wholly-owned subsidiaries and secured by a first priority security interest on all of the Company’s and each of the Company’s guarantors’ existing and after-acquired real and personal property, including all outstanding equity interests of the Company’s wholly-owned subsidiaries. The ABL Loan Facility has a maturity date of February 22, 2014. As of March 31, 2011, the Company had a borrowing capacity of $125,000 under the ABL Loan Facility with no borrowings outstanding, letters of credit totaling $85,775 outstanding and $39,225 available for future borrowing, and was in compliance with its financial covenants under the ABL Loan Facility. The ABL Loan Facility was amended on May 6, 2010 for minor technical corrections.

Equipment notes—The equipment notes, having various maturity dates extending to February 2016, are collateralized by mining equipment. As of March 31, 2011, the Company had amounts outstanding with terms ranging from 36 to 60 months and a weighted-average interest rate of 7.16%. As of March 31, 2011, the Company had a borrowing capacity of $12,985 available under a $50,000 revolving equipment credit facility for terms from 36 to 60 months at interest rates ranging from 5.35% to 6.15%.

Capital lease and other—The Company leases certain mining equipment under a capital lease. The Company imputed interest on its capital lease using a rate of 10.44%.

Short-Term Debt

The Company finances the majority of its annual insurance premiums with the related obligation included in short-term debt. The weighted-average interest rate applicable to the notes was 2.01% at March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company had $1,598 and $2,797, respectively, outstanding related to insurance financing.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(7) Income Taxes

The effective income tax rates applied to the three months ended March 31, 2011 and 2010 were calculated using estimated annual effective rates based on projected earnings for the respective years, exclusive of discrete items. The effective income tax rate for the three months ended March 31, 2011 increased to 27% from an effective income tax rate of 4% applied to the three months ended March 31, 2010, primarily attributable to an increase in forecasted annual pre-tax book income and a decrease in forecasted income tax deductions for depletion of mineral rights due to the impact of bonus depreciation.

Discrete items that only impacted the three months ended March 31, 2010 were excluded from the estimated annual effective tax rate applied to that period. The net tax benefit related to the discrete items of $6,268 was comprised of tax benefits of $6,288 for the loss on the repurchase of 2014 Senior Notes, $638 for the loss on exchanges of 2012 Convertible Notes and $171 for other miscellaneous discrete items, as well as tax expense of $829 related to the Health Care Reform and Education Reconciliations Act taxation of Medicare Part D. There were no significant discrete items excluded from the estimated annual effective rate for the three months ended March 31, 2011.

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

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options granted. The estimated grant-date fair value of the options granted during the three months ended March 31, 2011 and 2010 was calculated using the following assumptions:

	March 31,
	2011	2010
Expected term (in years)	5 - 7.5	5 - 7.5
Expected volatility	65.2% - 67.4%	50.8% - 67.4%
Weighted-average expected volatility	65.3%	67.4%
Risk-free rate	1.9% - 2.9%	2.4% - 3.1%
Expected dividends	—	—

The Company estimated forfeiture rates of 5.50% for both the three months ended March 31, 2011 and 2010.

The Company estimates volatility using both historical and market data. The expected option term is based on historical data and exercise behavior. The risk-free interest rates are based on the rates of zero coupon U.S. Treasury bonds with similar maturities on the date of grant. The estimated forfeiture rates were determined based on historical forfeitures and turnover of the Company’s employees eligible under the plan.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

Share based employee compensation expense of $758 and $612, net of tax of $460 and $372, related to stock awards outstanding was included in earnings for the three months ended March 31, 2011 and 2010, respectively.

A summary of the Company’s outstanding options as of March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,739,583	$4.91
Granted	663,873	9.10
Exercised	(33,489)	4.73
Forfeited	(3,037)	8.62
Expired	(2,852)	5.47
Outstanding at March 31, 2011	6,364,078	5.35	7.32	$37,907
Vested or expected to vest at March 31, 2011	6,019,519	5.42	7.26	35,410
Exercisable at March 31, 2011	2,865,775	6.91	5.94	12,588

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $5.62 and $2.60, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $162. There were no options exercised during the three months ended March 31, 2010.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,145,006	$3.17
Granted	307,301	9.11
Vested	(40,017)	6.40
Forfeited	(2,136)	8.64
Nonvested at March 31, 2011	1,410,154	4.37

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2011 and 2010 was $9.11 and $4.11, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2011 and 2010 was $256 and $261, respectively.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

A summary of the Company’s nonvested restricted share unit awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

Restricted Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	38,507	9.09
Vested	(38,507)	9.09
Forfeited	—	—
Nonvested at March 31, 2011	—	—

The weighted-average grant-date fair value of restricted share units granted during the three months ended March 31, 2011 and 2010 was $9.09 and $4.11, respectively. The total fair value of restricted share units vested during both of the three months ended March 31, 2011 and 2010 was $350.

As of March 31, 2011, there was $10,834 of unrecognized compensation cost related to non-vested share based awards that is expected to be recognized over a weighted-average period of 3.3 years.

The Plan provides recipients the ability to satisfy tax obligations upon vesting of shares of restricted stock by having the Company withhold a portion of the shares otherwise deliverable to the recipients. During the three months ended March 31, 2011 and 2010, the Company withheld 8,814 shares and 2,627 shares of common stock, respectively, from employees in connection with tax withholding obligations. The value of the common stock that was withheld was based upon the closing price of the common stock on the applicable vesting dates. Such shares were included in treasury stock in the Company’s consolidated balance sheet.

 (9) Employee Benefits

Postretirement Benefits

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Net periodic benefit cost:
Service cost	$1,091	$831
Interest cost	648	432
Amortization of actuarial loss and prior service cost	250	28
Benefit cost	$1,989	$1,291

The plan is unfunded; therefore, no contributions were made by the Company for the three months ended March 31, 2011 and 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

Black Lung Benefits

The following table details the components of the net periodic benefit cost for black lung benefits for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Net periodic benefit cost:
Service cost	$629	$611
Interest cost	362	389
Amortization of actuarial gain	(78)	(35)
Benefit cost	$913	$965

The plan is unfunded; therefore, no contributions were made by the Company for the three months ended March 31, 2011 and 2010.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. The Health Care Reform Act is a comprehensive health care reform act that, among other things, amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. The Company does not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on its March 31, 2011 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(10) Other Comprehensive Loss

Other comprehensive loss for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
Net loss attributable to International Coal Group, Inc.	$(6,318)	$(8,852)
Amortization of postretirement benefit obligation, net of tax of $95 and $21 for the three months ended March 31, 2011 and 2010, respectively	155	7
Amortization of black lung obligation, net of tax of $29 and $13 for the three months ended March 31, 2011 and 2010, respectively	(49)	(22)
Comprehensive loss	$(6,212)	$(8,867)

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

Reconciliations of weighted-average shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Net loss attributable to International Coal Group, Inc.	$(6,318)	$(8,852)

Weighted-average common shares outstanding—basic	202,699,052	181,382,766
Incremental shares arising from:
Stock options	—	—
Restricted stock	—	—
Restricted share units	—	—
Convertible notes	—	—
Weighted-average common shares outstanding—diluted	202,699,052	181,382,766

Earnings Per Share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

Options to purchase 6,364,078 shares of common stock and 1,410,154 shares of restricted common stock outstanding at March 31, 2011 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 because their effect would have been anti-dilutive. Options to purchase 5,839,160 shares of common stock and 1,439,521 shares of restricted common stock outstanding at March 31, 2010 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 because their effect would have been anti-dilutive.

Upon conversion, the Company currently intends to settle the principal amount of the 2017 Convertible Notes in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash. The principal amount of the 2012 Convertible Notes is payable in cash and amounts above the principal amount, if any, will be settled with shares of the Company’s common stock or, at the Company’s option, cash.

 (12) Fair Value of Financial Instruments

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

Long-term Debt—The fair value of the convertible notes and senior notes were based upon their respective values in active markets or the Company’s best estimate using market information. The fair value of the aggregate principal amounts outstanding as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
9.125% Senior Notes, due 2018	$200,000	$227,000	$200,000	$216,000
4.00% Convertible Senior Notes, due 2017	115,000	242,018	115,000	175,168
9.00% Convertible Senior Notes, due 2012	731	1,378	731	987

The carrying value of the Company’s capital lease obligation and other debt approximate fair value at March 31, 2011 and December 31, 2010.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

(13) Commitments and Contingencies

Legal Matters— On August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against the Company and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against the Company and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of the Company’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of the Company, W.L. Ross & Co., and Wilbur L. Ross, Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. The Company has not accrued any liability for the remaining claims pending because it believes that it has good factual and legal defenses to the asserted claims and that, while it is possible that liability may be determined against the Company, it is not reasonably probable, and an estimate of damages, if the Company were to be found liable, cannot be made at this time. The Company believes that it is appropriately insured for these and other potential claims, and has fully paid its deductible applicable to its insurance policies. In addition to the dismissal of the McCloy claim, the Company has settled and dismissed five other actions. These settlements required the release of the Company, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. The Company intends to vigorously defend itself against the remaining complaints. The court has scheduled the matter for trial beginning on April 16, 2012.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and the Company in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claimed that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continued to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleged that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005. Allegheny voluntarily dropped the breach of representation claims later. Allegheny claimed that it will incur costs in excess of $100,000 to purchase replacement coal over the life of the contract. The Company, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims. On November 3, 2008, the Company, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to the Company, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. The Company answered the second amended complaint on October 13, 2009, denying all of the new claims. The Company’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny’s claims against International Coal Group, Inc. were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228,000 and $377,000. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine cover as of the time of the breach and in some instances artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. The trial court awarded total damages and interest in the amount of $104,104. The Company expects to pursue motions for reconsideration and other post-verdict motions in the trial court, after which the Company expects to appeal to the Pennsylvania appellate court, if necessary. No appeal bond is necessary while post-verdict motions are pending with the trial court, but an appeal bond equal to the damages assessed may have to be posted in the future. The verdict is not expected to adversely impact the merger transaction with Arch Coal, Inc.

Although the verdict provides damages of $104,104, the Company has accrued $40,000 as of March 31, 2011 because the Company believes that it has meritorious factual and legal bases for reversal or revision of substantial portions of the trial court decision. The ultimate resolution of this matter could result in an outcome which may be materially different than what the Company has accrued.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
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

On June 11, 2010, the West Virginia Department of Environmental Protection (“WVDEP”) filed suit against ICG Eastern, LLC (“ICG Eastern”) alleging violations of the West Virginia Water Pollution Control/National Pollutant Discharge Elimination System (“WVNPDES”) and Surface Mine Permits for ICG Eastern’s Birch River surface mine. The WVDEP alleges that ICG Eastern has failed to fully comply with the effluent limits for aluminum, manganese, pH, iron and selenium contained in its WVNPDES permit. The complaint further alleges that violations of the WVNPDES permit effluent limits have caused violations of water quality standards for the same parameters in the streams receiving the discharges from this mine. The WVDEP also alleges that violations of the effluent limits in the WVNPDES permits are also violations of the regulations governing surface mining in West Virginia. ICG Eastern and the WVDEP executed a settlement agreement that will require ICG Eastern to pay a monetary penalty of $229 and accept the imposition of a compliance schedule related to selenium and other water quality parameters. The settlement agreement was submitted to the Webster County Circuit Court on December 30, 2010, was made available for public comment by the WVDEP and was thereafter entered by the court on April 18, 2011. The settlement agreement resolves all of the WVDEP's claims in the suit, with the exception of certain alleged selenium effluent limit violations beginning after April 5, 2010 that are currently the subject of both administrative appeal board and state circuit court stays. The WVDEP has reserved its claims as to these alleged violations for its further consideration. The Company has fully reserved the expected liability for this case.

The Sierra Club et al, on March 23, 2011, filed a complaint against ICG Eastern in the United States District Court for the Northern District of West Virginia alleging violations of the Federal Water Pollution Control Act (the “Clean Water Act”) and the Surface Mining Control and Reclamation Act at ICG Eastern’s Birch River surface mine. Specifically, the complaint alleges that ICG Eastern is discharging selenium in concentrations that violate ICG Eastern’s WVNPDES Permit and that the WVDEP has failed to diligently prosecute the violations. ICG Eastern filed a motion to dismiss on April 25, 2011, arguing that the Webster County Circuit Court’s approval of the settlement agreement between it and the WVDEP precludes the action in federal court. The motion to dismiss is pending before the court.

The Sierra Club, on December 3, 2010, filed a Notice of Intent (“NOI”) to sue ICG Hazard, LLC (“Hazard”) alleging violations of the Clean Water Act and the Surface Mining Control and Reclamation Act of 1977 at Hazard’s Thunder Ridge surface mine. The NOI, which was supplemented by a revised filing on February 24, 2011, claims that Hazard is discharging selenium and contributing to conductivity levels in the receiving streams in violation of state and federal regulations. The Company disputes that allegation and intends to vigorously defend against any lawsuit that may result.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

On December 3, 2010, the Kentucky Energy and Environment Cabinet (“Cabinet”) filed suit against ICG Hazard, LLC, ICG Knott County, LLC, ICG East Kentucky, LLC and Powell Mountain Energy, LLC (collectively, “KY Operations”) alleging that the KY Operations failed to comply with the terms and conditions of the Kentucky Pollutant Discharge Elimination System (“KPDES”) permits issued by the Cabinet’s Division of Water to the KY Operations. Among the claims lodged by the Cabinet were allegations that contract water monitoring laboratories retained by the KY Operations did not adhere to the practices and procedures required for conducting KPDES monitoring, the contract laboratories failed to properly document and maintain records of the monitoring and the KY Operations submitted quarterly Discharge Monitoring Reports that sometimes contained inaccurate, incomplete and erroneous information. The KY Operations and the Cabinet entered a proposed Consent Judgment contemporaneously with the filing of the complaint that, if approved by the Franklin County (KY) Circuit Court, will require the KY Operations to pay a monetary penalty of $350, to prepare and implement a Corrective Action Plan that corrects the deficiencies in the respective KPDES monitoring programs, to identify the responsible corporate officers for each KPDES permit and to provide specific detailed information in support of the Discharge Monitoring Reports to be filed for the fourth quarter 2010 and first quarter 2011. Final resolution of this matter is pending approval by the Court. On February 11, 2011, the Court entered an order allowing certain anti-mining groups to intervene in the action to contest the validity of the Consent Judgment. The hearing on the entry of the Consent Judgment is scheduled to be held on June 14, 2011. The Company has fully reserved the proposed penalty.

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

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

 (15) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from deep and surface mines for sale to electric utilities and industrial customers, primarily in the eastern United States. The Company operates only in the United States with mines in the Central Appalachian, Northern Appalachian and Illinois Basin regions. The Company has three reportable business segments: Central Appalachian, Northern Appalachian and Illinois Basin. The Company’s Central Appalachian operations are located in southern West Virginia, eastern Kentucky and western Virginia and include eight mining complexes. The Company’s Northern Appalachian operations are located in northern West Virginia and Maryland and include four mining complexes. The Company’s Illinois Basin operations include one mining complex. The Company also has an Ancillary category, which includes the Company’s corporate overhead, equipment and parts sales, contract highwall mining services and land activities.

Reportable segment results from continuing operations for the three months ended March 31, 2011 and 2010 and segment assets as of March 31, 2011 and 2010 were as follows:

Three months ended March 31, 2011:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$183,393	$85,029	$27,441	$6,126	$301,989
Adjusted EBITDA	44,326	25,131	7,274	(11,629)	65,102
Depreciation, depletion and amortization	16,681	5,420	2,403	1,152	25,656
Capital expenditures	19,060	15,555	4,929	1,664	41,208
Total assets	710,065	240,958	72,304	471,682	1,495,009

 Three months ended March 31, 2010:

	Central Appalachian	Northern Appalachian	Illinois Basin	Ancillary	Consolidated
Revenue	$184,765	$65,367	$26,092	$12,370	$288,594
Adjusted EBITDA	39,436	7,946	4,747	(5,262)	46,867
Depreciation, depletion and amortization	17,552	5,269	2,548	1,028	26,397
Capital expenditures	9,538	3,510	3,400	126	16,574
Total assets	727,649	188,324	55,918	612,692	1,584,583

Revenue in the Ancillary category consists primarily of $4,897 and $3,499 relating to contract highwall mining activities for the three months ended March 31, 2011 and 2010, respectively, and $7,624 relating to brokered coal sales for the three months ended March 31, 2010. There were no brokered coal sales for the three months ended March 31, 2011. Capital expenditures include non-cash amounts of $25,983 and $13,355 for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures do not include $15,881 and $17,416 paid during the three months ended March 31, 2011 and 2010, respectively, related to capital expenditures accrued in prior periods.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
(Dollars in thousands, except per share amounts)

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, the legal reserve for the Allegheny lawsuit, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of the Company’s performance used by the Company’s chief operating decision maker.

Reconciliation of net loss attributable to International Coal Group, Inc. to Adjusted EBITDA for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
Net loss attributable to International Coal Group, Inc.	$(6,318)	$(8,852)
Depreciation, depletion and amortization	25,656	26,397
Interest expense, net	8,110	13,300
Income tax benefit	(2,357)	(5,965)
Legal reserve for the Allegheny lawsuit	40,000	—
Loss on extinguishment of debt	—	21,987
Noncontrolling interest	11	—
Adjusted EBITDA	$65,102	$46,867

(16) Supplementary Guarantor Information

International Coal Group, Inc. (the “Parent Company”) issued its 2012 Convertible Notes in July 2007 and issued its 2018 Senior Notes and 2017 Convertible Notes (together with the 2012 Convertible Notes and the 2018 Senior Notes, the “Notes”) in March 2010.

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

The Notes are senior obligations of the Parent Company and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the Parent Company’s and Guarantors’ future subordinated indebtedness. Obligations under the ABL Loan Facility are secured on a first-priority basis and obligations under the 2018 Senior Notes are secured on a second-priority basis by substantially all of the assets of the Parent Company and the Guarantors. As a result, the 2012 Convertible Notes and 2017 Convertible Notes are effectively subordinated to amounts borrowed under the ABL Loan Facility and the 2018 Senior Notes. Other than for corporate-related purposes or interest payments required by the Notes, the ABL Loan Facility restricts the Guarantors’ abilities to make loans or pay dividends to the Parent Company in excess of $25,000 per year (or at all upon an event of default) and restricts the ability of the Parent Company to pay dividends. Therefore, all but $25,000 of the Parent Company’s subsidiaries’ assets are restricted assets.

INTERNATIONAL COAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
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

(17) Subsequent Events

On May 2, 2011, the Company and Arch Coal, Inc. (“Arch”) entered into a definitive Agreement and Plan of Merger (the “Agreement”) under which Arch will acquire all of the outstanding shares of the Company’s Common Stock for $14.60 per share, in an all-cash transaction valued at $3,400,000. The Agreement is subject to customary closing conditions and is expected to close in the second quarter of 2011.

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

You should keep in mind that any forward-looking statements made by us in this Quarterly Report on Form 10-Q or elsewhere speaks only as of the date on which the statements were made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us or anticipated results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report might not occur. When considering these forward-looking statements, you should keep in mind the cautionary statements in this Quarterly Report on Form 10-Q and in our other SEC filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” as well as in the “Risks Relating to Our Business” section of Item 1A of our 2010 Annual Report on Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues, coal sales revenues by reportable segment and tons sold by reportable segment

The following table depicts revenues for the three months ended March 31, 2011 and 2010 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except percentages and per ton data)
Coal sales revenues	$283,711	$270,490	$13,221	5%
Freight and handling revenues	7,152	9,377	(2,225)	(24)%
Other revenues	11,126	8,727	2,399	27%
Total revenues	$301,989	$288,594	$13,395	5%

Tons sold	3,851	4,323	(472)	(11)%
Coal sales revenue per ton	$73.67	$62.57	$11.10	18%

The following table depicts coal sales revenues by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Central Appalachian	$179,359	$178,964	$395	*
Northern Appalachian	79,080	60,365	18,715	31%
Illinois Basin	25,272	23,536	1,736	7%
Ancillary	—	7,625	(7,625)	(100)%
Total coal sales revenues	$283,711	$270,490	$13,221	5%

The following table depicts tons sold by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	Tons	%
	(in thousands, except percentages)
Central Appalachian	2,240	2,473	(233)	(9)%
Northern Appalachian	957	1,069	(112)	(10)%
Illinois Basin	654	651	3	*
Ancillary	—	130	(130)	(100)%
Total tons sold	3,851	4,323	(472)	(11)%

* not meaningful

Coal sales revenues—Coal sales revenues increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to an increase in sales realization of $11.10 per ton resulting primarily from favorable pricing of metallurgical coal in the first quarter of 2011. Partially offsetting the effect of increased prices was an 11% decrease in tons sold, largely due to weaker thermal coal demand and inconsistent rail service.

Central Appalachian. Coal sales revenues from our Central Appalachian segment for the three months ended March 31, 2011 remained relatively consistent despite increased sales realization of $7.71 per ton due to increased participation in the metallurgical market. Favorable pricing was offset by a 9% decrease in tons sold under thermal coal supply agreements.

Northern Appalachian. For the three months ended March 31, 2011, our Northern Appalachian coal sales revenues increased compared to the three months ended March 31, 2010 as a result of increased sales realization of $26.22 per ton due to increased sales of metallurgical coal, partially offset by a 10% decrease in total tons sold.

Illinois Basin. The increase in coal sales revenues from our Illinois Basin segment for the three months ended March 31, 2011 was primarily due to an increase in sales realization of $2.47 per ton as a result of increased prices that went in effect in January 2011 on certain coal supply agreements, while tons sold remained relatively consistent compared to the three months ended March 31, 2010.

Ancillary. Our Ancillary segment’s coal sales revenues represent coal sold under brokered coal contracts, all of which were legacy contracts obtained in conjunction with business combinations. For the three months ended March 31, 2011, we had no Ancillary coal sales revenues as all such coal supply agreements expired subsequent to the three months ended March 31, 2010.

Freight and handling revenues—Freight and handling revenues represent reimbursement of freight and handling costs for certain shipments for which we initially pay the costs and are then reimbursed by the customer. Freight and handling revenues and costs decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to a decrease in sales volumes on shipments with related freight and handling.

Other revenues—The increase in other revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in contract mining revenue of $1.4 million, as well as a $0.9 million increase related to the sale of parts and supplies during the three months ended March 31, 2011.

Costs and expenses

The following table depicts cost of operations for the three months ended March 31, 2011 and 2010 for the indicated categories:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages and per ton data)
Cost of coal sales	$217,964	$220,065	$(2,101)	(1)%
Freight and handling costs	7,152	9,377	(2,225)	(24)%
Cost of other revenues	7,342	7,181	161	2%
Depreciation, depletion and amortization	25,656	26,397	(741)	(3)%
Selling, general and administrative expenses	51,152	8,585	42,567	496%
Gain on sale of assets	(6,723)	(3,481)	(3,242)	(93)%
Total costs and expenses	$302,543	$268,124	$34,419	13%

Cost of coal sales per ton	$56.60	$50.90	$5.70	11%

The following table depicts cost of coal sales by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Central Appalachian	$142,777	$140,266	$2,511	2%
Northern Appalachian	55,672	53,671	2,001	4%
Illinois Basin	18,513	19,408	(895)	(5)%
Ancillary	1,002	6,720	(5,718)	(85)%
Cost of coal sales	$217,964	$220,065	$(2,101)	(1)%

Cost of coal sales—For the three months ended March 31, 2011, cost of coal sales decreased compared to the three months ended March 31, 2010 as a result of an 11% decrease in tons sold. Partially offsetting the effect of decreased tons sold was an 11% increase in cost of coal sales per ton.

Central Appalachian. Cost of coal sales from our Central Appalachian segment increased due to an increase in cost of coal sales per ton from $56.71 per ton for the three months ended March 31, 2010 to $63.74 per ton for the three months ended March 31, 2011, partially offset by a 9% decrease in tons sold. The increase in cost of coal sales per ton is primarily due to increases in fuel, lubricants and chemicals, labor, operating supplies and site maintenance and roof control and ventilation costs. Fuel, lubricants and chemicals increased on a per ton basis due to increased diesel fuel costs. Labor costs per ton increased primarily as a result of increased wages, as well as from hampered production resulting from enhanced regulatory oversight. Operating supplies and site maintenance costs per ton increased due to increased safety supplies and sediment pond maintenance costs, while roof control and ventilation costs per ton increased due to increased commodity pricing over the three months ended March 31, 2010. Additionally, cost of coal sales increased on a per ton basis as a result of fluctuations in the value of stockpile inventories. Partially offsetting this increase in cost per ton was a decrease in royalties, taxes and fees as a result of reduced severance tax expense.

Northern Appalachian. Our Northern Appalachian segment cost of coal sales increased due to an increase in cost per ton from $50.19 for the three months ended March 31, 2010 to $58.19 for the three months ended March 31, 2011, partially offset by a 10% decrease in tons sold. The increase in cost per ton was primarily due to increases in labor, royalties, taxes and fees, fuel, lubricants and chemicals, transportation, operating supplies and site maintenance and fines and penalties. Labor costs per ton increased due to increased wages, as well as from hampered production resulting from enhanced regulatory oversight. Royalties, taxes and fees increased on a per ton basis as a result of increased realization per ton and increased severance tax obligations. Fuel, lubricants and chemicals and transportation costs increased on a per ton basis due to increased diesel fuel costs. Operating supplies and site maintenance per ton increased as a result of increased road maintenance costs and fines and penalties increased on a per ton basis due to heightened regulatory enforcement. Partially offsetting these increases was a decrease in contract labor costs at our Harrison complex over the comparable period of 2010.

Illinois Basin. For the three months ended March 31, 2011, cost of coal sales from our Illinois Basin segment decreased due to a decrease in cost per ton from $29.80 for the three months ended March 31, 2010 to $28.29 for the three months ended March 31, 2011, primarily due to reduced insurance costs resulting from a significant amount of high-dollar claims incurred during the three months ended March 31, 2010.

Ancillary. Cost of coal sales from our Ancillary segment represents costs associated with coal sold under brokered coal contracts, all of which were obtained as legacy contracts through business combinations, as well as costs from our non-producing coal operations. The decrease in costs for the three months ended March 31, 2010 compared to the three months ended March 31, 2011 was a result of the expiration of the legacy contracts subsequent to March 31, 2010. Cost of coal sales for the three months ended March 31, 2011 represents costs incurred at non-producing coal operations.

Cost of other revenues—Cost of other revenues increased primarily due to costs related to the sale of parts and supplies during the three months ended March 31, 2011. Offsetting this increase was a decrease in repairs and maintenance costs and personal property taxes. Repairs and maintenance costs decreased as a result of increased costs incurred due to adverse mining conditions during the first quarter of 2010 related to contract mining. Personal property taxes decreased due to personal property tax assessments incurred during the three months ended March 31, 2010.

Depreciation, depletion and amortization—Depreciation, depletion and amortization expense decreased for the three months ended March 31, 2011, primarily due to a portion of our coal mining equipment becoming fully depreciated subsequent to the three months ended March, 31, 2010.

Selling, general and administrative expenses—Selling, general and administrative expenses for the three months ended March 31, 2011 increased primarily due to a $40.0 million reserve for an adverse trial court ruling, as well as to increases in labor and benefits, legal fees and the identification of a probable bad debt.

Gain on sale of assets—Gain on sale of assets increased from the three months ended March 31, 2010 primarily due a $6.5 million gain on the sale of a used dragline during the three months ended March 31, 2011 compared to a $3.5 million gain on the sale of a used ADDCAR highwall mining system during the three months ended March 31, 2010.

Adjusted EBITDA by reportable segment

Adjusted EBITDA represents earnings before deducting interest, income taxes, depreciation, depletion, amortization, the legal reserve for the Allegheny lawsuit, loss on extinguishment of debt and noncontrolling interest. Adjusted EBITDA is presented because it is an important supplemental measure of our performance used by our chief operating decision maker in such areas as capital investment and allocation of resources. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA for the three months ended March 31, 2011 and 2010 is reconciled to its most comparable GAAP measure on page 34 of this Quarterly Report on Form 10-Q and in Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2011.

The following table depicts Adjusted EBITDA by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Central Appalachian	$44,326	$39,436	$4,890	12%
Northern Appalachian	25,131	7,946	17,185	216%
Illinois Basin	7,274	4,747	2,527	53%
Ancillary	(11,629)	(5,262)	(6,367)	(121)%
Total Adjusted EBITDA	$65,102	$46,867	$18,235	39%

Central Appalachian. Adjusted EBITDA for the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010, primarily due to a gain on the sale of a used dragline during the three months ended March 31, 2011, as well as to a $0.68 per ton increase in profit margins. Partially offsetting the increase was a decrease of approximately 233,000 tons sold.

Northern Appalachian. The increase in Adjusted EBITDA was due to increased profit margins of $18.22 per ton as a result of increased sales of metallurgical coal, offset by a decrease of approximately 112,000 tons sold.

Illinois Basin. Adjusted EBITDA increased during the three months ended March 31, 2011 resulting from an increase in profit margins of $3.98 per ton, as well as an increase of approximately 3,000 tons sold.

Ancillary. The decrease in Adjusted EBITDA was primarily the result of legacy contracts that expired subsequent to March 31, 2010. Further contributing to the decrease in Adjusted EBITDA was the sale of a used ADDCAR highwall mining system during the three months ended March 31, 2010, partially offset by an increase in contract mining revenues compared to the same period in 2010.

Reconciliation of Adjusted EBITDA to net income (loss) by reportable segment

The following tables reconcile Adjusted EBITDA to net income (loss) by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Central Appalachian
Net income attributable to International Coal Group, Inc.	$19,014	$19,348	$(334)	(2)%
Depreciation, depletion and amortization	16,681	17,552	(871)	(5)%
Interest expense, net	950	1,240	(290)	(23)%
Income tax expense	7,681	1,296	6,385	493%
Adjusted EBITDA	$44,326	$39,436	$4,890	12%

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Northern Appalachian
Net income attributable to International Coal Group, Inc.	$13,919	$2,347	$11,572	493%
Depreciation, depletion and amortization	5,420	5,269	151	3%
Interest expense, net	233	168	65	39%
Income tax expense	5,548	162	5,386	* %
Noncontrolling interest	11	—	11	100%
Adjusted EBITDA	$25,131	$7,946	$17,185	216%

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Illinois Basin
Net income attributable to International Coal Group, Inc.	$3,480	$1,846	$1,634	89%
Depreciation, depletion and amortization	2,403	2,548	(145)	(6)%
Interest expense, net	92	131	(39)	(30)%
Income tax expense	1,299	222	1,077	485%
Adjusted EBITDA	$7,274	$4,747	$2,527	53%

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Ancillary
Net loss attributable to International Coal Group, Inc.	$(42,731)	$(32,393)	$(10,338)	(32)%
Depreciation, depletion and amortization	1,152	1,028	124	12%
Interest expense, net	6,835	11,761	(4,926)	(42)%
Income tax benefit	(16,885)	(7,645)	(9,240)	(121)%
Legal reserve for the Allegheny lawsuit	40,000	—	40,000	100%
Loss on extinguishment of debt	—	21,987	(21,987)	(100)%
Adjusted EBITDA	$(11,629)	$(5,262)	$(6,367)	(121)%

	Three months ended March 31,		Increase (Decrease)
	2011	2010	$	%
	(in thousands, except percentages)
Consolidated
Net loss attributable to International Coal Group, Inc.	$(6,318)	$(8,852)	$2,534	29%
Depreciation, depletion and amortization	25,656	26,397	(741)	(3)%
Interest expense, net	8,110	13,300	(5,190)	(39)%
Income tax benefit	(2,357)	(5,965)	3,608	60%
Legal reserve for the Allegheny lawsuit	40,000	—	40,000	100%
Loss on extinguishment of debt	—	21,987	(21,987)	(100)%
Noncontrolling interest	11	—	11	100%
Adjusted EBITDA	$65,102	$46,867	$18,235	39%

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

We believe the principal indicators of our liquidity are our cash position and remaining availability under our asset-based loan facility. As of March 31, 2011, our available liquidity was $225.8 million, including cash and cash equivalents of $186.6 million and $39.2 million available for borrowing under our $125.0 million asset-based loan facility. Total debt represented 31% of our total capitalization at March 31, 2011. Our total capitalization represents our current and long-term debt combined with our total stockholders’ equity.

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

Our 9.00% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”) and 4.00% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”) became convertible at the option of the holders beginning April 1, 2011. Upon any conversion of the 2012 Convertible Notes or 2017 Convertible Notes, the principal amount of the 2012 Convertible Notes or 2017 Convertible Notes will be settled in cash and any excess conversion value may be settled in cash or in shares of common stock at the option of the Company. In the event that a holder elects to convert its 2012 Convertible Notes or 2017 Convertible Notes, we expect to fund any cash settlement of any such conversion from cash on hand.

On May 2, 2011, we received an adverse trial court ruling in the action filed by Allegheny Energy Supply and Monongahela Power Company (“Allegheny”) in the Court of Common Pleas of Allegheny County, Pennsylvania. In its ruling, the trial court judge held that our Wolf Run Mining Company subsidiary breached its coal supply agreement with Allegheny and is liable for past and future damages and interest in the total amount of approximately $104.1 million. We intend to avail ourselves of post-verdict remedies and to appeal the ruling, if necessary. In the event of an appeal, we intend to post a bond in the amount of the ruling using cash on hand and available credit capacity.

We currently expect our total capital expenditures will be between $225.0 million to $245.0 million in 2011 for equipment and infrastructure at our existing operations, as well as for development projects, primarily at our Tygart Valley, Illinois and Vindex complexes. Cash paid for capital expenditures was approximately $31.1 million for the three months ended March 31, 2011. We have funded and expect to continue to fund these capital expenditures from cash on hand, internal operations and equipment financing arrangements, such as our $50.0 million equipment revolving credit facility with Caterpillar Financial Services Corporation. We believe that these sources of capital will be sufficient to fund our anticipated capital expenditures through the first quarter of 2012, including initial development of our Tygart Valley complex. To the extent necessary, management believes it has flexibility on the timing of these cash requirements by managing the pace of capital spending. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. The need and timing of seeking additional capital in the future will be subject to market conditions.

Approximately $10.8 million of cash paid for capital expenditures for the three months ended March 31, 2011 was attributable to our Central Appalachian operations. This amount represents investments of approximately $3.3 million in our Beckley mining complex, $2.4 million at Powell Mountain and $1.6 million at our Flint Ridge division. We paid approximately $9.5 million at our Northern Appalachian operations in the three months ended March 31, 2011. This amount represents investments of approximately $2.2 million at our Vindex complex, $5.3 million at Tygart Valley and $1.1 million at our Sentinel complex. Expenditures of approximately $9.0 million for our Illinois Basin operation was for development of a new mine portal and ongoing improvements. Approximately $1.8 million of cash paid for capital expenditures for the three months ended March 31, 2011 was within our Ancillary segment.

More stringent regulatory requirements imposed upon the mining industry demand substantial capital expenditures to meet safety standards. For the three months ended March 31, 2011, we spent $0.6 million to meet these standards and anticipate spending an additional $3.7 million in 2011. As a result of a recent explosion at a competitor’s mine, additional safety requirements may increase our capital and operating costs. See Item 1A — “Risk Factors” in our 2010 Annual Report on Form 10-K or in subsequent filings with the Securities and Exchange Commission.
.
In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act (“HCERA” or, collectively with PPACA, the “Health Care Reform Act”) were enacted into law. The Health Care Reform Act, among other things, amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing an automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. These new provisions of the Health Care Reform Act may increase the number of future claims that are awarded benefits. We do not have sufficient claims experience since the Health Care Reform Act was passed to estimate the impact on our March 31, 2011 black lung liability of the potential increase in the number of future claims that are awarded benefits. An increase in benefits awarded could have a material impact on our financial position, results of operations or cash flows.

Cash Flows

Net cash provided by operating activities was $7.9 million for the three months ended March 31, 2011, an increase of $2.4 million from the same period in 2010. This increase is attributable to a $21.0 million increase due to the change in net operating assets and liabilities, offset by an $18.6 million decrease in net income, after adjustment for non-cash charges.

For the three months ended March 31, 2011, net cash used in investing activities was $30.5 million compared to $10.8 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, $31.1 million of cash was paid for capital expenditures compared to $20.6 million in the same period of 2010. Cash flows from investing activities for the three months ended March 31, 2010 included $8.9 million due to the withdrawal of restricted cash previously pledged as collateral.

Net cash used in financing activities was $6.1 million for the three months ended March 31, 2011, primarily the result of $6.2 million for payments on our short- and long-term debt. Net cash provided by financing activities for the three months ended March 31, 2010 was $214.4 million. We received proceeds from our 2017 Convertible Notes, 2018 Senior Notes and Common Stock offerings of $416.0 million. We used $181.6 million of these proceeds to repurchase a portion of our 2014 Senior Notes and $5.8 million to make payments on our short- and long-term debt. We also incurred additional finance costs of $14.2 million for the three months ended March 31, 2010 related to the debt offerings and our asset-based loan facility.

Credit Facility and Long-Term Debt Obligations

As of March 31, 2011 our total long-term indebtedness consisted of the following (in thousands):

March 31, 2011
9.125% Senior Notes, due 2018, net of debt discount of $1,276	$198,724
4.00% Convertible Senior Notes, due 2017, net of debt discount of $30,958	84,042
Equipment notes	47,790
9.00% Convertible Senior Notes, due 2012, net of debt discount of $24	707
Capital lease and other	701
Total	331,964
Less current portion	(103,527)
Long-term debt and capital lease	$228,437

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

Our ability to meet our long-term debt obligations will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds, including additional borrowings under the ABL Loan Facility and equipment credit facility, will be adequate at least through the first quarter of 2012 for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. To the extent necessary, management believes it has some flexibility to manage its cash requirements by controlling the pace and timing of capital spending, utilizing availability under its credit facilities, reducing certain costs and idling low-margin operations. In addition, management may from time to time raise additional capital through the disposition of non-core assets, engaging in sale-leaseback transactions or utilizing our shelf registration statement. However, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our debt obligations in the future.

Our 2012 Convertible Notes and 2017 Convertible Notes became convertible at the option of the holders beginning April 1, 2011. Upon any conversion of the 2012 Convertible Notes or 2017 Convertible Notes, the principal amount of the 2012 Convertible Notes or 2017 Convertible Notes will be settled in cash and any excess conversion value may be settled in cash or in shares of common stock at the option of the Company. In the event that a holder elects to convert its 2012 Convertible Notes or 2017 Convertible Notes, we expect to fund any cash settlement of any such conversion from cash on hand.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies and General to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q related to recently issued accounting pronouncements, which information is incorporated herein by reference.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market price risk. We are exposed to market price risk in the normal course of mining and selling coal. We manage this risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of March 31, 2011, approximately 85% of our 2011 projected sales are committed and priced. Any committed and unpriced projected sales are subject to future market price volatility.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures has been carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our system of internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note 13—Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q relating to certain legal proceedings, which information is incorporated herein by reference.

Item 1A.	Risk Factors

Listed below is a risk factor that has been revised or added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Promulgation of a federal stream protection plan regulation that would restrict disposal of mining spoil material or place stringent restrictions on mining in, near or beneath streams could eliminate certain mining methods, significantly increase our operating costs and materially harm our financial condition and operating results.

The Department of Interior’s Office of Surface Mining Reclamation and Enforcement (“OSMRE”) published an Advance Notice of Proposed Rulemaking (“ANPRM”) in November 2009 regarding the alternatives under consideration for revision of its 2008 Stream Buffer Zone Rule which solicits public comment on changes to mining regulatory programs that are more restrictive than indicated by the ANPRM. The OSMRE, after receiving over 30,000 comments during a brief public comment period, decided to expand its formal rulemaking to encompass issues beyond the Stream Buffer Zone Rule. The OSMRE in April and June 2010 published Notices of Intent to conduct an Environmental Impact Statement for a Stream Protection Rule, which would replace the Stream Buffer Zone Rule. The notice included a list of concepts under consideration for the proposed rule, such as requirements for coal mining companies to gather more specific baseline data on a proposed mine site's hydrology, geology and aquatic biology; a proposal to establish a definition of the term "material damage to the hydrologic balance" of watersheds outside the permit area; revising regulations for mining activities in, near or beneath streams; and development of revised and expanded requirements for mine operators seeking a variance from the requirement that mined areas be reclaimed to their approximate original contour. A proposed revised rule has not yet been released for public review and comment. However, internal draft OSMRE documents indicate that consideration has been given to proposing a rule that is much broader in scope than the Stream Buffer Zone Rule, which would prohibit widely accepted mining techniques and destroy tens of thousands of coal mining and related jobs nationwide. If any of these or other more restrictive stream protection alternatives are adopted, such added requirements could impact coal mining operations, particularly in Appalachia, by reducing locations where coal mining operations can be conducted. Such measures could impact the cost and productivity of mining and may affect the economic viability of mining certain reserves. Certain of the proposed alternatives would effectively prohibit the placement of materials generated by coal mining into intermittent or perennial streams, which practice is essential to surface mining in central Appalachia. A prohibition against excess spoil placement in such streams would essentially eliminate surface mining in steep terrain, thus rendering much of our coal reserves unmineable. A prohibition on impacts to streams due to mining in, near or beneath such streams would adversely affect certain mining methods, including longwall mining. The OSMRE had announced that it intended to release a proposed revised rule for public review and comment in early 2011, but the OSMRE’s decision in March 2011 to terminate the contractor that had been retained to conduct the environmental impact study is expected to delay the proposed rulemaking.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—	$—	—	—
February 1, 2011 through February 28, 2011	—	—	—	—
March 1, 2011 through March 31, 2011	8,814	11.09	—	—
Total	8,814	$11.09	—	—

(1)
During the three months ended March 31, 2011, we withheld 8,814 shares of common stock from employees to satisfy estimated tax obligations upon the vesting of restricted stock under the terms of our Amended and Restated 2005 Equity and Performance Incentive Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

Item 5.	Other Information

Mine Safety and Health Administration Data

We believe that every employee should enjoy a safe workplace and we want each employee to return home safe and healthy every day. Our safety culture relies on involving all employees in the safety process through programs, such as the Employee Involvement Group, which obtain individual commitments to making our workplaces safe and to doing the job right the first time. We believe that involving our employees in problem-solving solutions and the design of our improvement processes creates a stronger team approach. Our safety processes include training programs for accident prevention, hazard recognition and safe work procedures to improve the individual skills of each employee. We are now implementing our Continuous Safety Improvement process, which creates individual Safety Improvement Plans for each business unit that are designed to improve overall safety performance, as well as regulatory compliance performance.

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

Our subsidiaries operate multiple mining complexes in five states and are regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies. As described in more detail in the “Environmental, Safety and Other Regulatory Matters” section of our Annual Report on Form 10-K for the year ended December 31, 2010, the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”) and state regulatory agencies, among other regulations, imposes stringent safety and health standards on all aspects of mining operations. Regulatory inspections are mandated by these agencies with thousands of inspection shifts at our properties each year. Citations and compliance metrics at each of our 13 affiliated mining properties vary, due to the size and type of the operation. We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations. However, violations occur from time to time. None of the violations identified or the monetary penalties assessed upon us set forth in the tables below have been material.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the following information for the three months ended March 31, 2011: Section 104 Citations: The total number of violations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated; Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated; Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards; Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed; and Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act. The Company has the right to contest through legal proceedings a citation, order or penalty assessment, which the Company does, from time to time, when it deems appropriate.

MSHA Mine ID	Mine Operator	Section 104 Significant and Substantial Citations	Section 104(b) Withdrawal Orders	Section 104(d) Unwarrantable Failure Citation/ Orders	Section 107(a) Imminent Danger Orders	Section 110(b)(2) Flagrant Violations
4801645	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202351	ICG ADDCAR Systems, LLC	—	—	—	—	—
4609041	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202416	ICG ADDCAR Systems, LLC	2	—	—	—	—
1202356	ICG ADDCAR Systems, LLC	—	—	—	—	—
4608799	ICG ADDCAR Systems, LLC	—	—	—	—	—
1517110	ICG Knott County, LLC	—	—	—	—	—
1518393	ICG Knott County, LLC	—	—	—	—	—
1518522	ICG Knott County, LLC	18	—	4	—	—
1516567	ICG Knott County, LLC	—	—	—	—	—
1519447	ICG Knott County, LLC	11	—	2	—	—
1519240	ICG Knott County, LLC	—	—	—	—	—
1518949	ICG Knott County, LLC	11	—	—	—	—
1518710	ICG Knott County, LLC	—	—	—	—	—
1517724	ICG Knott County, LLC	—	—	—	—	—
1519497	ICG Knott County, LLC	14	—	—	—	—
1519323	ICG Knott County, LLC	7	—	—	—	—
1518048	ICG Hazard, LLC	4	—	—	—	—
1518613	ICG Hazard, LLC	—	—	—	—	—
1518181	ICG Hazard, LLC	—	—	—	—	—
1517746	ICG Hazard, LLC	—	—	—	—	—
1513495	ICG Hazard, LLC	—	—	—	—	—
1519391	ICG Hazard, LLC	2	—	—	—	—
1518966	ICG Hazard, LLC	6	—	—	—	—
1519236	ICG Hazard, LLC	—	—	—	—	—
1519416	ICG Hazard, LLC	2	—	—	—	—
1515506	ICG Hazard, LLC	—	—	—	—	—
1511991	ICG Hazard, LLC	1	—	—	—	—
1518850	ICG Hazard, LLC	—	—	—	—	—
1518991	ICG Hazard, LLC	18	—	—	—	—
1519190	ICG Hazard, LLC	—	—	—	—	—
1519281	ICG Hazard, LLC	—	—	—	—	—

MSHA Mine ID	Mine Operator	Section 104 Significant and Substantial Citations	Section 104(b) Withdrawal Orders	Section 104(d) Unwarrantable Failure Citation/ Orders	Section 107(a) Imminent Danger Orders	Section 110(b)(2) Flagrant Violations
1517960	ICG East Kentucky, LLC	—	—	—	—	—
1519070	ICG East Kentucky, LLC	7	—	—	—	—
1516290	ICG East Kentucky, LLC	—	—	—	—	—
4407060	Powell Mountain Energy, LLC	—	—	—	—	—
4407207	Powell Mountain Energy, LLC	5	—	—	—	—
4405605	Powell Mountain Energy, LLC	4	—	—	—	—
1518734	Powell Mountain Energy, LLC	16	1	4	—	—
4609191	ICG Tygart Valley, LLC	—	—	—	—	—
4609192	ICG Tygart Valley, LLC	—	—	—	—	—
4609115	Wolf Run Mining Company	12	—	—	—	—
4608791	Wolf Run Mining Company	—	—	—	—	—
4605544	Wolf Run Mining Company	8	—	—	—	—
4608364	Wolf Run Mining Company	—	—	—	—	—
4605823	Upshur Property, Inc.	2	—	—	—	—
4604168	Wolf Run Mining Company	63	1	—	—	—
4608777	Wolf Run Mining Company	2	—	1	—	—
4607945	ICG Eastern, LLC	2	—	—	—	—
4608390	ICG Eastern, LLC	1	—	—	—	—
4609220	ICG Eastern, LLC	—	—	—	—	—
4609373	ICG Eastern, LLC	—	—	—	—	—
4605252	ICG Beckley, LLC	48	—	—	—	—
4609216	ICG Beckley, LLC	—	—	—	—	—
1800749	Vindex Energy Corporation	—	—	—	—	—
1800769	Vindex Energy Corporation	1	—	—	—	—
1800170	Vindex Energy Corporation	—	—	—	—	—
4602151	Vindex Energy Corporation	3	—	—	—	—
1800133	Vindex Energy Corporation	—	—	—	—	—
4609402	Vindex Energy Corporation	—	—	—	—	—
4607837	Vindex Energy Corporation	7	—	—	—	—
4609369	Vindex Energy Corporation	1	—	—	—	—
1800709	Vindex Energy Corporation	1	—	—	—	—
1519382	Sydney Coal Co., dba Mt. Sterling Energy	—	—	—	—	—
1102664	ICG Illinois, LLC	27	—	—	—	—
4607654	Patriot Mining Company, Inc.	—	—	—	—	—
4607555	Patriot Mining Company, Inc.	—	—	—	—	—

The following table sets forth for the three months ended March 31, 2011: the total dollar value of proposed assessments from MSHA; the total number of mining-related fatalities; the total number of written notices of pattern of violations; the total number of written notices of the potential to have a pattern of violations; and the total number of pending legal actions before the Federal Mine Safety and Health Review Commission for each of our subsidiaries that is a coal mine operator, by individual mine.

All of the legal actions below were initiated by us to contest citations, orders or proposed assessments issued by MSHA, and if we are successful, may result in a reduction or dismissal of those citations, orders or assessments.

MSHA Mine ID	Mine Operator	Total Dollar Value of Proposed MSHA Assessments (in thousands)	Number of Mining-Related Fatalities	Number of Written Notices of Pattern of Violations	Number of Notices of the Potential to Have a Pattern of Violations	Legal Actions pending before the Federal Mine Safety and Health Review Commission
4801645	ICG ADDCAR Systems, LLC	$—	—	—	—	2
1202351	ICG ADDCAR Systems, LLC	—	—	—	—	—
4609041	ICG ADDCAR Systems, LLC	—	—	—	—	—
1202416	ICG ADDCAR Systems, LLC	1	—	—	—	2
1202356	ICG ADDCAR Systems, LLC	—	—	—	—	2
4608799	ICG ADDCAR Systems, LLC	—	—	—	—	2
1517110	ICG Knott County, LLC	—	—	—	—	7
1518393	ICG Knott County, LLC	—	—	—	—	1
1518522	ICG Knott County, LLC	24	—	—	—	7
1516567	ICG Knott County, LLC	—	—	—	—	—
1519447	ICG Knott County, LLC	10	—	—	—	—
1519240	ICG Knott County, LLC	—	—	—	—	1
1518949	ICG Knott County, LLC	12	—	—	—	9
1518710	ICG Knott County, LLC	—	—	—	—	1
1517724	ICG Knott County, LLC	—	—	—	—	—
1519497	ICG Knott County, LLC	12	—	—	—	—
1519323	ICG Knott County, LLC	6	—	—	—	—
1518048	ICG Hazard, LLC	3	—	—	—	—
1518613	ICG Hazard, LLC	—	—	—	—	—
1518181	ICG Hazard, LLC	—	—	—	—	—
1517746	ICG Hazard, LLC	—	—	—	—	2
1513495	ICG Hazard, LLC	—	—	—	—	1
1519391	ICG Hazard, LLC	1	—	—	—	—
1518966	ICG Hazard, LLC	7	—	—	—	—
1519236	ICG Hazard, LLC	—	—	—	—	—
1519416	ICG Hazard, LLC	2	—	—	—	—
1515506	ICG Hazard, LLC	—	—	—	—	—
1511991	ICG Hazard, LLC	1	—	—	—	—
1518850	ICG Hazard, LLC	—	—	—	—	3
1518991	ICG Hazard, LLC	39	—	—	—	22
1519190	ICG Hazard, LLC	—	—	—	—	—
1519281	ICG Hazard, LLC	—	—	—	—	2

MSHA Mine ID	Mine Operator	Total Dollar Value of Proposed MSHA Assessments (in thousands)	Number of Mining-Related Fatalities	Number of Written Notices of Pattern of Violations	Number of Notices of the Potential to Have a Pattern of Violations	Legal Actions pending before the Federal Mine Safety and Health Review Commission
1517960	ICG East Kentucky, LLC	$—	—	—	—	—
1519070	ICG East Kentucky, LLC	6	—	—	—	—
1516290	ICG East Kentucky, LLC	—	—	—	—	—
4407060	Powell Mountain Energy, LLC	—	—	—	—	—
4407207	Powell Mountain Energy, LLC	—	—	—	—	—
4405605	Powell Mountain Energy, LLC	5	—	—	—	2
1518734	Powell Mountain Energy, LLC	79	—	—	—	26
4609191	ICG Tygart Valley, LLC	—	—	—	—	—
4609192	ICG Tygart Valley, LLC	—	—	—	—	—
4609115	Wolf Run Mining Company	101	—	—	—	13
4608791	Wolf Run Mining Company	—	—	—	—	3
4605544	Wolf Run Mining Company	3	—	—	—	—
4608364	Wolf Run Mining Company	—	—	—	—	—
4605823	Upshur Property, Inc.	2	—	—	—	3
4604168	Wolf Run Mining Company	248	—	—	—	30
4608777	Wolf Run Mining Company	—	—	—	—	—
4607945	ICG Eastern, LLC	3	—	—	—	—
4608390	ICG Eastern, LLC	—	—	—	—	—
4609220	ICG Eastern, LLC	1	—	—	—	—
4609373	ICG Eastern, LLC	—	—	—	—	—
4605252	ICG Beckley, LLC	77	—	—	—	15
4609216	ICG Beckley, LLC	—	—	—	—	—
1800749	Vindex Energy Corporation	—	—	—	—	1
1800769	Vindex Energy Corporation	—	—	—	—	1
1800170	Vindex Energy Corporation	—	—	—	—	—
4602151	Vindex Energy Corporation	1	—	—	—	1
1800133	Vindex Energy Corporation	—	—	—	—	—
4609402	Vindex Energy Corporation	—	—	—	—	—
4607837	Vindex Energy Corporation	4	—	—	—	1
4609369	Vindex Energy Corporation	3	—	—	—	—
1800709	Vindex Energy Corporation	1	—	—	—	—
1519382	Sydney Coal Co., dba Mt. Sterling Energy	—	—	—	—	—
1102664	ICG Illinois, LLC	206	—	—	—	31
4607654	Patriot Mining Company, Inc.	—	—	—	—	—
4607555	Patriot Mining Company, Inc.	—	—	—	—	—

Item 6.	Exhibits

10-Q EXHIBIT INDEX

Exhibit No.	Description	Note

3.1	Second Amended and Restated Certificate of Incorporation of International Coal Group, Inc.	(A)

3.2	Third Amended and Restated By-Laws of International Coal Group, Inc., effective November 17, 2010	(B)

4.1	Form of Certificate of International Coal Group, Inc. Common Stock	(C)

10.1	Notification of Extension of Coal Lease And Mining Agreement between Douglas Coal Company and Vindex Energy Corporation, dated June 8, 2010	(D)

10.2	Notice of Extension of Agreement and Deed of Lease between The Crab Orchard Coal and Land Company and lCG Beckley, LLC (as assignee of Winding Gulf Coals, Inc.), dated November 5, 2009	(D)

31.1	Certification of the Principal Executive Officer	(D)

31.2	Certification of the Principal Financial Officer	(D)

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	(D)

(A)
Previously filed as an exhibit to Amendment No. 4 to International Coal Group, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124393), filed on October 24, 2005 and incorporated herein by reference.

(B)	Previously filed as an exhibit to International Coal Group, Inc.’s Current Report on Form 8-K, filed on November 19, 2010 and incorporated herein by reference.
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

Date: May 6, 2011